Form 10-Q
period 2002-06-30
PHARMACY BUYING ASSOCIATION INC
filed 2002-08-14
CIK 1070110

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____ to

                             Commission File Number

                        PHARMACY BUYING ASSOCIATION, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                 MISSOURI                                      43-1482785
                 ---------                                     -----------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

1575 N. UNIVERSAL AVE., SUITE 100, KANSAS CITY, MISSOURI          64120
--------------------------------------------------------         -------
 (Address of principal executive offices)                      (Zip Code)

(816) 245-5700
--------------
Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|


At July 19, 2002, 11,380 shares of common stock, $1.00 par value, of the registrant were outstanding.


Total number of pages 17.

                        PHARMACY BUYING ASSOCIATION, INC.
                                 INDEX FORM 10-Q

                                                                        Page No.

PART I - FINANCIAL INFORMATION                                             2

       ITEM 1 - FINANCIAL STATEMENTS                                       2

           Consolidated Balance Sheets as of June 30, 2002 (unaudited
           and December 31, 2001                                           2

           Consolidated Statements of Operations for the three and six
           months ended June 30, 2002 and 2001(unaudited)                  3

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 2002 and 2001(unaudited)                  4

           Notes to Consolidated Financial Statements (unaudited)          6

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                               9

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                         13

PART II - OTHER INFORMATION                                                14

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           14

SIGNATURES                                                                 16

CERTIFICATION                                                              17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         (Unaudited)
                                                          June 30,        December 31,
                                                            2002              2001
                                                            ----              ----
Current assets:
   Cash                                              $        150,010   $      614,519
   Accounts receivable                                      6,886,542        6,380,342
   Inventories                                              6,699,156        4,672,273
   Prepaid expenses                                           100,199          133,284
   Deferred income tax asset                                   13,000               --
                                                     ----------------   --------------
           Total current assets                            13,848,907       11,800,418

Property and equipment                                        515,797          597,722
Goodwill                                                      229,144          229,144
Other assets                                                   38,744           16,430
                                                     ----------------   --------------
                                                     $     14,632,592   $   12,643,714
                                                     ================   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                 $             --   $        7,417
   Accounts payable                                         7,960,876        6,196,385
   Accrued payroll                                            172,284          186,822
   Deferred revenue                                           113,233          201,600
   Income taxes payable                                        31,918          532,005
   Deferred income taxes                                           --           18,000
                                                     ----------------   --------------
           Total current liabilities                        8,278,311        7,142,229
                                                     ----------------   --------------

Long-term debt, less current portion                               --           18,336
                                                     ----------------   --------------
Deferred income taxes                                          94,000          182,000
                                                     ----------------   --------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1.00 par; authorized 30,000
    shares; issued 5,690 shares                                 5,690            5,690
   Capital in excess of par value                           1,468,255        1,468,255
   Retained earnings                                        4,796,568        3,827,204
                                                     ----------------   --------------
                                                            6,270,513        5,301,149
   Treasury stock                                              10,232               --
                                                     ----------------   --------------
                                                            6,260,281        5,301,149
                                                     ----------------   --------------
                                                     $     14,632,592   $   12,643,714
                                                     ================   ==============

The accompanying notes are an integral part of the consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended                  Six months ended
                                                        June 30,                          June 30,
                                                        --------                          --------
                                                2002              2001             2002              2001
                                                ----              ----             ----              ----
Revenues:
   Distribution center(1)                   $ 31,538,631      $ 18,184,681     $  56,032,781     $  31,244,166
   Participation programs and fees               210,439           684,977           378,130         1,423,604
   Activity rebates and charges                1,938,752         1,141,021         3,676,916         2,258,129
   Third party                                    11,469            (2,395)           11,958              (811)
                                            ------------      ------------     -------------     -------------
                                              33,699,291        20,008,284        60,099,785        34,925,088
                                            ------------      ------------     -------------     -------------
Cost of revenues:
   Distribution center                        30,085,912        17,571,832        53,544,221        30,251,014
   Participation programs and fees               136,502           215,702           311,409           336,188
   Activity rebates                            1,164,687           444,790         2,138,540           831,681
                                            ------------      ------------     -------------     -------------
                                              31,387,101        18,232,324        55,994,170        31,418,883
                                            ------------      ------------     -------------     -------------

Gross profit                                   2,312,190         1,775,960         4,105,615         3,506,205
General and administrative expenses            1,246,894         1,090,019         2,609,180         2,155,592
                                            ------------      ------------     -------------     -------------
Income from operations                         1,065,296           685,941         1,496,435         1,350,613
                                            ------------      ------------     -------------     -------------
Other income (expense):
   Investment income                               6,678            15,076            10,642            38,027
   Interest expense                               (4,159)           (6,202)           (6,510)           (9,273)
   Gain on disposal of assets                      4,786                --             4,786                --
                                            ------------     -------------    --------------    --------------
                                                   7,305             8,874             8,918            28,754
                                            ------------     -------------    --------------    --------------

Income before income taxes                     1,072,601           694,815         1,505,353         1,379,367
Income taxes                                     363,422           232,780           535,989           451,280
                                            ------------      ------------     -------------     -------------
Net income                                  $    709,179      $    462,035     $     969,364     $     928,087
                                            ============      ============     =============     =============
Earnings per common share:
   Income available to common
    stockholders                            $    709,179      $    462,035     $     969,364     $     928,087
   Weighted average shares outstanding,
    basic and diluted                              5,683             5,690             5,683             5,690
                                            ------------      ------------     -------------     -------------
   Basic and diluted earnings per share     $     124.79      $      81.20     $      170.57     $      163.11
                                            ============      ============     =============     =============

(1) Includes revenues generated from businesses owned by members of the Board of Directors of $4,449,504 and $2,835,948 for the three months ended June 30, 2002 and 2001, respectively, and $8,345,856, and $4,724,746, respectively for the six months ended June 30, 2002 and 2001, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended June 30,
                                                               2002            2001
                                                               ----            ----
Cash flows from operating activities:
   Net income                                             $   969,364    $   928,087
   Adjustments to reconcile net income to net
    cash used by operating activities:
     Depreciation                                             117,349        112,590
     Deferred income taxes                                   (119,000)            --
     Gain on sale of property and equipment                    (4,786)            --
     Changes in operating assets and liabilities:
       Accounts receivable                                   (506,200)    (1,841,643)
       Inventories                                         (2,026,883)      (670,141)

       Prepaid expenses                                        33,085         14,556
       Other assets                                           (22,314)          (380)

       Accounts payable                                     1,764,491        952,115
       Accrued payroll                                        (14,538)        12,223
       Income taxes payable                                  (500,087)      (728,786)
       Deferred revenue                                       (88,367)        (2,250)
                                                          -----------    -----------

                  Net cash used by operating activities      (397,886)    (1,223,629)
                                                          -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                         (40,938)       (97,786)

   Proceeds from sale of property and equipment                10,300             --

   Investments in and advances to affiliate                        --        (90,000)
                                                          -----------    -----------

                  Net cash used by investing activities       (30,638)      (187,786)
                                                          -----------    -----------

Cash flows from financing activities:
   Acquisition of common stock                                (10,232)            --

   Offering costs                                                  --        (11,600)

   Principal payments on long-term debt                       (25,753)       (16,651)
                                                          -----------    -----------

                  Net cash used by financing activities       (35,985)       (28,251)
                                                          -----------    -----------

                                   (continued)

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                                      Six months ended June 30,
                                                          2002          2001
                                                          ----          ----

Net decrease in cash                                    (464,509)    (1,439,666)

Cash, beginning of period                                614,519      1,738,818
                                                     -----------    -----------

Cash, end of period                                  $   150,010    $   299,152
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
  Cash transactions during the period for:
     Interest paid                                   $     6,510    $     9,273
                                                     ===========    ===========

     Income taxes paid                               $ 1,155,076    $ 1,146,066
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION:

     The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with the Pharmacy Buying Association, Inc., d/b/a TrueCare Pharmacy (the Company) financial statements and notes thereto included in the Company's Annual Report and Form 10 filed with the Securities and Exchange Commission under File No. 000-49785. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in our annual financial statements. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Company, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not necessarily indicative of the results of operations for the full year.

     Certain reclassifications have been made to the June 30, 2001 unaudited interim financial statements to be consistent with the presentation at June 30, 2002. These reclassifications had no impact on net income or retained earnings.

2.   NEW ACCOUNTING STANDARDS:

     Property and equipment:

       In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value for long-lived assets to be held and used or fair value less cost to sell for long-lived assets to be disposed of, whether reported in continuing operations or in discontinued operations. The standard became effective for the Company's fiscal year beginning January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


2.   NEW ACCOUNTING STANDARDS (CONTINUED):

     Goodwill:

       In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires companies to cease amortizing goodwill. SFAS No. 142 also establishes a new method of testing goodwill and other intangibles for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The standard became effective for the Company's fiscal year beginning January 1, 2002. The adoption of these standards did not have a material effect on the Company's financial position or results of operations.

3.   ACCOUNTS RECEIVABLE:

                                                 June 30,       June 30,
                                                   2002           2001
                                                   ----           ----

      Membership                               $   802,156    $   619,724
      Distribution center                        6,355,670      4,185,241
      Program and third-party administration         4,131          4,925
                                               -----------    -----------
                                                 7,161,957      4,809,890
      Allowance for doubtful accounts             (275,415)       (59,742)
                                               -----------    -----------

                                               $ 6,886,542    $ 4,750,148
                                               ===========    ===========


      Allowance for doubtful accounts:
        Balance at beginning of period         $   194,000    $    43,632
        Charges to costs and expenses               81,415           (591)
        Bad debts written off                           --         16,701
                                               -----------    -----------

        Balance at end of period               $   275,415    $    59,742
                                               ===========    ===========

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


4.   PROPERTY AND EQUIPMENT:
                                             June 30,            June 30,
                                               2002                2001
                                               ----                ----

     Furniture and fixtures               $      287,555     $    223,871
     Equipment                                   677,851          559,086
     Software                                    386,001          293,149
                                         ---------------     ------------
                                               1,351,407        1,076,106
     Accumulated depreciation                   (835,610)        (649,704)
                                         ---------------     ------------

                                          $      515,797     $    426,402
                                          ==============     ============

     Depreciation expense, included in general and administrative expenses, was $117,349 and $112,590 for the six month periods ended June 30, 2002 and 2001, respectively.

5.   SUBSEQUENT EVENT:

     On  July  16,  2002,  the  Company   declared  a  100%  stock  dividend  to
     shareholders of record at the close of business on July 19, 2002. The stock dividend was paid on August 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included in elsewhere in this filing.

This discussion and analysis should be read in conjunction with management's discussion and analysis included in the Company's Form 10 for the year ended December 31, 2001 and for the first quarter ended March 31, 2002 also contained therein.

OVERVIEW

We derive revenues from the following four sources:

DISTRIBUTION CENTER. We sell pharmaceutical-related products to our members through our own distribution facility located in Riverside, Missouri.

ACTIVITY REBATES AND CHARGES. We receive rebates from pharmaceutical manufacturers based on member purchases of the manufacturer's product from our distribution center. In addition, each of our wholesaler-partner contracts provides that the wholesaler-partner will pay us a rebate based on a percentage, which varies by wholesaler-partner, of the dollar value of products purchased by our members from the wholesaler-partner. We also receive rebates and fees from other vendors and manufacturers through various company programs, such as our cash card and drug formularies. These rebates and fees are typically paid to us on either a quarterly or monthly basis.

PARTICIPATION PROGRAMS AND FEES. Our members pay us a monthly membership fee in accordance with our membership agreement. In addition, we receive administration fees from manufacturers and wholesaler-partners for maintenance and facilitation of contracts with us and with our members. Our vendors and members also pay a fee to attend our annual conference each summer.

THIRD PARTY REVENUES. Revenues from our third party segment, shown net of expenses for all reporting periods, are generated from claims costs of goods, claims processing fees per paid claim charged to plan sponsors, and rebate administration fees. A major portion of the revenue includes the claims costs of goods that is collected from the plan sponsor in order to pay the participating network provider. After payout of claims and expenses, there is usually little or no net income generated from this revenue.

Our expenses are categorized as follows:

DISTRIBUTION  CENTER.   Operating  expenses  associated  with  distribution  are
primarily composed of direct cost of goods sold.

ACTIVITY REBATES. Rebates are composed of monies paid to members on a quarterly basis for purchases through the distribution center, purchases made under contract with wholesaler-partners, cash card claims, and rebates attributable to fluctuations in the market share of certain pharmaceuticals.

PARTICIPATION PROGRAM AND FEES. Program costs and expenses are primarily composed of expenses associated with the programs and services that we offer to our members, including the costs of developing and marketing those services. In addition, costs associated with our annual shareholders conference are included.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are typical, non-operating expenses primarily composed of such items as salaries and wages, insurance, freight and postage, office rent, travel, and other miscellaneous expenses.

RESULTS OF OPERATION

The following discussion is based on our historical results of operations for the six months ending June 30, 2002 and 2001.

COMPARISON OF SIX MONTHS ENDING JUNE 30, 2002 AND 2001

REVENUES

Total Revenues. Total revenues for the six months ending June 30, 2002 increased to $60.1 million from $34.9 million over the same period revenues in 2001. The increase of $25.2 million is attributable to a corresponding increase in the amount of sales through the distribution center.

Distribution. Revenue from distribution grew from $31.4 million to $56.0 million, representing a 79% increase over the same period in 2001. An increase in product offering combined with a rising usage of the distribution center by member pharmacies led to the increase in distribution sales.

Activity Rebates and Charges. Revenues due to rebates and charges grew from $2.3 million for the six months ending June 30, 2001 to $3.7 million for the same period in 2002. The 63% growth in rebate revenue is directly correspondent to increases in purchases through the distribution center, reflected in distribution sales, and to contract purchases from our wholesaler-partners.

Participation Programs and Fees. For the six months ending June 30, 2002, revenues from participation programs and fees decreased by $1.05 million from the corresponding period in 2001. A continued changing and restructuring of our programs following the Legend acquisition precipitated this decrease. Also contributing to the decrease was the gradual termination of some programs offered by Legend, such as a self-funded health, dental, and vision insurance program.

Third Party. Revenues from third party operations, which are shown net of expenses, increased by approximately $12,000 for the six months ending June 30, 2002 from the same period in 2001. The increase arose primarily from a decrease in expenses in third party programs.

COST OF REVENUES

Distribution Center. Costs of goods sold through the distribution center increased from $30.3 million for the six months ending June 30, 2001 to $53.5 million in 2002. The 77% increase is directly attributable to the increase in sales through the distribution center.

Activity Rebates. Rebates increased from $0.83 million in the first six months of 2001 to $2.1 million in the corresponding period of 2002. The 156% increase in rebates stems from an increase in purchases through our distribution center and the corresponding rebates. In addition, slightly more aggressive rebate incentives offered to our pharmacies resulted in higher rebate expense.

Participation Programs and Fees. Expenses associated with our programs decreased by $25,000 for the six months ending June 30, 2002 compared to the same period in 2001. The marginal decrease in expenses was a result of a decrease in the costs of providing these programs to our membership.

GENERAL AND ADMINISTRATIVE. General and administrative expenses rose by $0.45 million for the six months ending June 30, 2002 compared to the same period in 2001. The increase of 21% from $2.2 million to $2.6 million is attributable to a normal increase in expenses associated with an increase in revenues, including an increase in warehouse costs, information technology costs, and salaries and wages.

INCOME FROM OPERATIONS. Net income from operations increased by $0.15 million from $1.35 million for the six months ending June 30, 2001 to $1.5 million for the same period in 2002. This 11% increase is attributable to an increase in the revenue streams of the company.

INCOME TAXES. Income tax expense for the six months ending June 30, 2002 increased to $0.53 million from $0.45 million for the same period in 2001. The $80,000 increase follows directly from an increase in our taxable income and higher profitability.

COMPARISON OF THREE MONTHS ENDING JUNE 30, 2002 AND 2001

REVENUES

Total Revenues. 2nd Quarter 2002 saw total revenues increase to $33.7 million from $20.0 million over the same period revenues in 2001. The increase of $13.7 million is attributable to a corresponding increase in the amount of sales through the distribution center.

Distribution. For 2nd Quarter 2002, revenues grew from $31.4 million to $18.2 million, representing a 73% increase over the same period in 2001. An increase in product offering combined with a rising usage of the distribution center by member pharmacies led to the increase in distribution sales.

Activity Rebates and Charges. Revenues due to rebates and charges grew from $1.1 million in the 2nd Quarter of 2001 to $1.9 million in the 2nd Quarter 2002. The 73% growth in rebate revenue is directly correspondent to increases in purchases through the distribution center, reflected in distribution sales, and to contract purchases from our wholesaler-partners.

Participation   Programs  and  Fees.   For  2nd  Quarter  2002,   revenues  from
participation programs and fees decreased by $0.47 million from the corresponding period in 2001. An ongoing changing and restructuring of our programs following the Legend acquisition has precipitated this decrease. Also contributing to the decrease is the phase-out of some programs offered by Legend, such as a self-funded health, dental, and vision insurance program.

Third Party. Revenues from third party operations, which are shown net of expenses, increased by approximately $14,000 from the 2nd Quarter 2001 to the 2nd Quarter 2002. The increase arises primarily from a decrease in expenses in third party programs.

COST OF REVENUES

Distribution Center. Costs of goods sold through the distribution center increased from $17.6 million in the 2nd Quarter of 2001 to $30.1 million in the 2nd Quarter of 2002. The 71% increase is directly attributable to the increase in sales through the distribution center.

Activity Rebates. Rebates increased from $0.44 million in the 2nd Quarter of 2001 to $1.2 million in the corresponding period of 2002. The 162% increase in rebates stems from an increase in purchases through our distribution center.

Participation Programs and Fees. Expenses associated with our programs decreased by $79,000 in the 2nd Quarter of 2002 compared to the 2nd Quarter of 2001. The 18% decrease in expenses is a result of efficiencies gained in the providing of these programs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses rose from $1.1 million in the 2nd Quarter of 2001 to $1.2 million in the 2nd Quarter of 2002. The increase of 14% is attributable to a normal increase in expenses associated with an increase in revenues and operations, including an increase in warehouse costs, information technology costs, and salaries and wages.

INCOME FROM OPERATIONS. Net income from operations increase by $0.38 million from 2nd Quarter 2001 to 2nd Quarter 2002. This 55% increase is attributable to an increase in distribution sales and other profit centers.

INCOME TAXES. 2nd Quarter 2002 Income tax expense increased by $0.13 million compared to 2nd Quarter 2001. The increase is directly attributable to an increase in taxable income of approximately $0.38 million for the comparative periods.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements relate primarily to working capital for day-to-day operations, including general and administrative expenses, maintenance of product inventory levels to fulfill our operating commitment to our members and membership rebates. Historically, we have financed our cash requirements from three primary sources: on-going operations, sales of our common stock, and borrowings under our line of credit.

For the six months ending June 30, 2002:

     * Net cash provided by (used by) operations was ($0.40 million), compared to ($1.22 million) for the same period in 2001, primarily due to a substantial increase in inventories, partially offset by an increase in accounts payable. An increase in accounts receivable and income taxes also contributed to the net consumption of cash by operations.

     *    Net cash (used by) investing  activities  was  ($31,000),  compared to
               ($0.19   million)   in  the  same   period  in  2001,   primarily
               attributable to the purchase of property and equipment.

     * Net cash provided by (used by) financing activities was ($36,000), compared to ($28,000) for the same period in 2001, primarily as a result of payments on long-term debt and the termination of our common stock offering at the end of 2000.

We have a $3 million line of credit (the "Credit Agreement") with Bank of America, N.A. that expires on June 30, 2003. Borrowings under the Credit Agreement bear interest at the lender's prime rate, which was 4.75% as of June 30, 2002. The Credit Agreement imposes certain requirements on us, including the maintenance of a minimum tangible net worth. We accessed our line of credit from time to time during the first six months of 2002, but no amounts were outstanding under the Credit Agreement as of June 30, 2002. We anticipate renegotiating a new line of credit with the same institution sometime in the third quarter.

Cash and cash equivalents as of June 30, 2002 were down by $0.46 million from the beginning of the year to $0.15 million. This is also lower than the cash and cash equivalents balance for the six months ending June 30, 2001, which was $0.30 million. We believe that our cash equivalents as of June 30, 2002, amounts available under the Credit Agreement, amounts raised through the sale of our common stock and operating cash flows will be sufficient to meet our anticipated capital expenditure requirements at least through the next 12 months. Currently, our anticipated capital expenditures are composed of ongoing day-to-day operations, including normal general and administrative expenses, maintenance of adequate inventory levels to satisfy our product orders and income taxes. If sales through our distribution center continue to grow, we will be using significant portions of our capital going forward to support our product inventory levels. Except as set forth above, we do not currently anticipate incurring any expenses or capital expenditures outside the ordinary course of business.

Because we are registering our common stock under the Securities Exchange Act of 1934, our ability to issue additional shares is more limited because certain securities exemptions previously relied on by us are not available to issuers registered under the Exchange Act. Accordingly, any further issuances of common stock may require registration under the Securities Act of 1933, making it more costly and time consuming to issue shares. To the extent we are unable to renew our existing Credit Agreement or obtain a new bank line of credit or raise funds through the sale of common stock, our ability to increase or maintain our current level of operations, including product inventory levels, may be diminished. In addition, we may not be able to obtain additional capital in adequate amounts or acceptable terms to meet demands of our business in the future. This would have an adverse effect on our operations and financial condition.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements based on our current expectations and assumptions regarding our business and our industry. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of known and unknown risks, uncertainties and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks primarily from changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes.

The interest payable on our Credit Agreement is based on variable interest rates and is therefore affected by changes in market interest rates. While as of December 31, 2001, no amounts were outstanding under the Credit Agreement, to the extent interest rates rise when we do borrow money under the Credit Agreement, our interest expense will increase.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

         The following exhibits are filed as part of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

               2.1. Agreement and Plan of Reorganization among the registrant, Texas Pharmacy Co-op, Inc. and Pharmacy Consolidation Corp. dated November 3, 2000 (incorporated by reference to Form 10 Registration Statement filed April 30, 2002 with the Securities and Exchange Commission by Pharmacy Buying Association, Inc. (Commission File No. 000-49785)).

               3.1. Articles of Incorporation of the registrant (incorporated by reference to Form 10 Registration Statement filed April 30, 2002 with the Securities and Exchange Commission by Pharmacy Buying Association, Inc. (Commission File No. 000-49785)).

               3.2. Amendment to Articles of Incorporation of the registrant (incorporated by reference to Form 10 Registration Statement filed April 30, 2002 with the Securities and Exchange Commission by Pharmacy Buying Association, Inc. (Commission File No. 000-49785)).

               3.3. Second Amended and Restated Bylaws of the registrant (incorporated by reference to Form 10 Registration Statement filed April 30, 2002 with the Securities and Exchange Commission by Pharmacy Buying Association, Inc. (Commission File No. 000-49785)).

               4.1. Specimen Common Stock Certificate of the registrant (incorporated by reference to Form 10 Registration Statement filed April 30, 2002 with the Securities and Exchange Commission by Pharmacy Buying Association, Inc. (Commission File No. 000-49785)).

               4.2. Article VIII of the Second Amended and Restated Bylaws of the registrant, which defines the rights of holders of the securities being registered (included in Exhibit 3.3 above).

               10.1. Employment Agreement between the registrant and Nick Smock dated November 29, 2000 (incorporated by reference to Form 10 Registration Statement filed April 30, 2002 with the Securities and Exchange Commission by Pharmacy Buying Association, Inc. (Commission File No. 000-49785)).

               10.2. Net Lease dated May 18, 2001 between the registrant and Bob Campbell d/b/a Shady Properties (incorporated by reference to Form 10 Registration Statement filed April 30, 2002 with the Securities and Exchange Commission by Pharmacy Buying Association, Inc. (Commission File No. 000-49785)).

               10.3. Lease Agreement dated July 7, 1999 between the registrant and Enterprise Properties, L.L.C. (incorporated by reference to Form 10 Registration Statement filed April 30, 2002 with the Securities and Exchange Commission by Pharmacy Buying Association, Inc. (Commission File No. 000-49785)).

               10.4. First Amendment to Lease dated April 4, 2000 between registrant and Enterprise Properties, L.L.C. (incorporated by reference to Form 10 Registration Statement filed April 30, 2002 with the Securities and Exchange Commission by Pharmacy Buying Association, Inc. (Commission File No. 000-49785)).

               10.5. Improved Property Commercial Lease dated August 1, 2000 between Texas Pharmacy Co-op, Inc. and Carl A. Parker (incorporated by reference to Form 10 Registration Statement filed April 30, 2002 with the Securities and Exchange Commission by Pharmacy Buying Association, Inc. (Commission File No. 000-49785)).

               15.1. Letter from House Park & Dobratz, P.C. regarding unaudited interim financial information.

         (b)  Reports on Form 8-K

               The Company did not file a report on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PHARMACY BUYING ASSOCIATION, INC.


Date:  August 14, 2002                By:   /s/  Nick Smock
                                          --------------------------------------
                                          Nick Smock, President, Chief Executive
                                          Officer and Chief Financial Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350

      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report on Form 10-Q (the "Report") of Pharmacy Buying Association, Inc. (the "Company") for the quarter ended June 30, 2002, I, Nick Smock, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 14, 2002            By:   /s/  Nick Smock
                                      ----------------------------------------
                                        Nick Smock, President, Chief Executive
                                        Officer and Chief Financial Officer

                                        Pharmacy Buying Association, Inc.