Form 10-Q
period 2002-09-30
PHARMACY BUYING ASSOCIATION INC
filed 2002-11-14
CIK 1070110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES --- EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                             Commission File Number 000-49785

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|


At September 30, 2002, 11,380 shares of common stock, $1.00 par value, of the registrant were outstanding.


Total number of pages 22.

                        PHARMACY BUYING ASSOCIATION, INC.
                                 INDEX FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of September 30, 2002 (unaudited)
           and December 31, 2001                                               2

           Consolidated Statements of Operations for the three and nine
           months ended September 30, 2002 and 2001(unaudited)                 3

           Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2002 and 2001 (unaudited)            4 - 5

           Notes to Consolidated Financial Statements (unaudited)          6 - 8

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                              9 - 13

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                            14

       ITEM 4 - CONTROLS AND PROCEDURES                                       14

PART II - OTHER INFORMATION

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
       HOLDERS                                                                15

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         16 - 17

SIGNATURES                                                                    18

CERTIFICATIONS                                                           19 - 22

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            September 30,
                                                                2002          December 31,
                                                             (Unaudited)          2001
                                                             -----------          ----
Current assets:
   Cash                                                      $    293,781    $    614,519
   Accounts receivable                                          8,611,845       6,380,342
   Inventories                                                  5,860,948       4,672,273
   Prepaid expenses                                                64,607         133,284
                                                             ------------    ------------
                  Total current assets                         14,831,181      11,800,418

Property and equipment                                            481,823         597,722
Goodwill                                                          229,144         229,144
Other assets                                                       38,744          16,430
                                                             ------------    ------------
                                                             $ 15,580,892    $ 12,643,714
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                         $      7,417
   Accounts payable                                          $  8,459,121       6,196,385
   Accrued payroll                                                 99,686         186,822
   Deferred revenue                                                63,777         201,600
   Income taxes payable                                           388,706         532,005
   Deferred income taxes                                           18,000          18,000
                                                             ------------    ------------
                  Total current liabilities                     9,029,290       7,142,229
                                                             ------------    ------------

Long-term debt, less current portion                                               18,336
                                                                             ------------
Deferred income taxes                                              94,000         182,000
                                                             ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par; authorized 30,000
    shares; issued 11,380 and 5,690 shares as of
    September 30, 2002 and December 31, 2001,
    respectively                                                   11,380           5,690
   Capital in excess of par value                               1,468,255       1,468,255
   Retained earnings                                            5,095,690       3,827,204
                                                             ------------    ------------
                                                                6,575,325       5,301,149
   Treasury stock                                                (117,723)
                                                             ------------    ------------
                                                                6,457,602       5,301,149
                                                             ------------    ------------
                                                             $ 15,580,892    $ 12,643,714
                                                             ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three months ended                       Nine months ended
                                                                September 30,                          September 30,
                                                                -------------                          -------------
                                                          2002                2001               2002                2001
                                                          ----                ----               ----                ----
Revenues:
   Distribution center(1)                           $   36,820,388      $   26,262,805     $    92,853,169     $    57,506,971

   Participation programs and fees                         275,749             741,399             653,879           2,165,003
   Activity rebates and charges                          1,828,417           1,382,736           5,505,333           3,640,865
   Third party                                              55,497               7,559              67,455               6,748
                                                    --------------      --------------     ---------------     ---------------
                                                        38,980,051          28,394,499          99,079,836          63,319,587
                                                    --------------      --------------     ---------------     ---------------

Cost of revenues:
   Distribution center                                  35,365,087          25,615,515          88,909,308          55,866,529
   Participation programs and fees                         208,918             194,270             520,327             530,458
   Activity rebates                                      1,322,519             841,993           3,461,059           1,673,674
                                                    --------------      --------------     ---------------     ---------------
                                                        36,896,524          26,651,778          92,890,694          58,070,661
                                                    --------------      --------------     ---------------     ---------------

Gross profit                                             2,083,527           1,742,721           6,189,142           5,248,926
General and administrative expenses                      1,347,481           1,343,508           3,956,661           3,499,100
                                                    --------------      --------------     ---------------     ---------------

Income from operations                                     736,046             399,213           2,232,481           1,749,826
                                                    --------------      --------------     ---------------     ---------------
Other income (expense):
   Investment income                                         3,779              10,048              14,421              48,075
   Interest expense                                (         7,686)    (         2,616)   (         14,196)   (         11,889)
   Gain on sale of property and equipment                                                            4,786
                                                    --------------      --------------     ---------------     ---------------
                                                   (         3,907)              7,432               5,011              36,186
                                                    --------------      --------------     ---------------     ---------------

Income before income taxes                                 732,139             406,645           2,237,492           1,786,012
Income taxes                                               427,327             226,638             963,316             677,918
                                                    --------------      --------------     ---------------     ---------------

Net income                                          $      304,812      $      180,007     $     1,274,176     $     1,108,094
                                                    ==============      ==============     ===============     ===============
Earnings per common share:
   Income available to common
    stockholders                                    $      304,812      $      180,007     $     1,274,176     $     1,108,094
   Weighted average shares outstanding,
    basic and diluted                                       11,268              11,380              11,337              11,380
                                                    --------------      --------------     ---------------     ---------------

   Basic and diluted earnings per share             $        27.05      $        15.82     $        112.39     $         97.37
                                                    ==============      ==============     ===============     ===============

(1) including revenues generated from businesses owned by members of the Board of Directors of $4,535,272 and $3,258,606 for the three months ended September 30, 2002 and 2001, respectively, and $12,881,128 and $7,985,352 for the nine months ended September 30, 2002 and 2001, respectively

The accompanying notes are an integral part of the consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine months ended September 30,
                                                                       2002                2001
                                                                       ----                ----
Cash flows from operating activities:
   Net income                                                   $      1,274,176    $    1,108,094
   Adjustments to reconcile net income to net
    cash used by operating activities:
     Depreciation                                                        175,677           158,111
     Deferred income taxes                                     (          88,000)
     Gain on sale of property and equipment                    (           4,786)
     Changes in operating assets and liabilities:
       Accounts receivable                                     (       2,231,503)  (     3,379,100)
       Inventories                                             (       1,188,675)  (     1,294,035)
       Prepaid expenses                                                   68,677            21,694
       Other assets                                            (          22,314)  (           380)
       Accounts payable                                                2,262,736         2,804,212
       Accrued payroll                                         (          87,136)  (        14,768)
       Deferred revenue                                        (         137,823)  (         2,250)
       Income taxes payable                                    (         143,299)  (       643,894)
                                                                ----------------    --------------

                  Net cash used by operating activities        (         122,270)  (     1,242,316)
                                                                ----------------    --------------

Cash flows from investing activities:
   Purchase of property and equipment                          (          65,292)  (       110,923)
   Proceeds from sale of property and equipment                           10,300
   Investments in and advances to affiliate                                                100,000
                                                                ----------------    --------------

                  Net cash used by investing activities        (          54,992)  (        10,923)
                                                                ----------------    --------------

Cash flows from financing activities:
   Acquisition of common stock                                 (         117,723)
   Offering costs                                                                  (        14,448)
   Principal payments on long-term debt                        (          25,753)  (        18,794)
                                                                -----------------   --------------

                  Net cash used by financing activities        (         143,476)  (        33,242)
                                                                ----------------    --------------

                                   (continued)

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                                 Nine months ended September 30,
                                                        2002            2001
                                                        ----            ----

Net decrease in cash                               (    320,738)  (  1,286,481)

Cash, beginning of period                               614,519      1,738,818
                                                    -----------    -----------

Cash, end of period                                 $   293,781    $   452,337
                                                    ===========    ===========

Supplemental disclosures of cash flow information:
   Cash transactions during the period for:
     Interest paid                                  $    14,196    $    11,889
                                                    ===========    ===========

     Income taxes paid                              $ 1,194,615    $ 1,287,812
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

     Certain  reclassifications  have  been  made  to  the  September  30,  2001 unaudited interim financial statements to be consistent with the presentation at September 30, 2002. These reclassifications had no impact on net income or retained earnings.

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

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


2.   NEW ACCOUNTING STANDARDS (CONTINUED):

     Goodwill:

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after September 30, 2001, for which the date of acquisition is July 1, 2001 or later, eliminates the pooling-of-interests method, and identifies criteria for the establishment of identifiable intangible assets separate from goodwill resulting from a business combination. SFAS No. 142 requires companies to cease amortizing goodwill. SFAS No. 142 also establishes a new method of testing goodwill and other intangibles for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The standard became effective for the Company's fiscal year beginning January 1, 2002. The adoption of these standards did not have a material effect on the Company's financial position or results of operations.

Costs associated with exit or disposal activities:

          In July 2002, the FASB issued SFAS No. 146, Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements.

3.   ACCOUNTS RECEIVABLE:
                                               September 30,       December 31,
                                                   2002                2001
                                                   ----                ----

     Membership                                $     832,975    $     637,519
     Distribution center                           7,968,915        5,934,364
     Program and third-party administration            3,955            2,459
                                               -------------    -------------
                                                   8,805,845        6,574,342
     Allowance for doubtful accounts          (      194,000)  (      194,000)
                                               -------------    -------------

                                               $   8,611,845    $   6,380,342
                                               =============    =============
     Allowance for doubtful accounts:
       Balance at beginning of period          $     194,000    $      43,632
       Charges to costs and expenses                  15,342          327,713
       Bad debts written off                  (       15,342)  (      177,345)
                                               -------------    -------------

       Balance at end of period                $     194,000    $     194,000
                                               =============    =============

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


4.   PROPERTY AND EQUIPMENT:
                                            September 30,       December 31,
                                                2002                2001
                                                ----                ----

     Furniture and fixtures               $       288,659     $      299,708
     Equipment                                    697,587            642,662
     Software                                     389,514            386,001
                                          ---------------     --------------
                                                1,375,760          1,328,371
     Accumulated depreciation            (        893,937)   (       730,649)
                                          ---------------     --------------

                                          $       481,823     $      597,722
                                          ===============     ==============

     Depreciation expense, included in general and administrative expenses, was $175,677 and $158,111 for the nine-month periods ended September 30, 2002 and 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

This discussion and analysis should be read in conjunction with management's discussion and analysis included in the Company's Form 10 for the year ended December 31, 2001 and for the second quarter ended June 30, 2002 also contained therein.

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

THIRD PARTY REVENUES. Revenues from our third party segment, shown net of expenses for all reporting periods, are generated from claims costs of goods, claims processing fees per paid claim charged to plan sponsors, and rebate administration fees. A major portion of the revenue includes the claims costs of goods that are collected from the plan sponsors in order to pay the participating network provider. After payout of claims and expenses, there is usually little or no net income generated from this revenue.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are typical operating expenses primarily composed of such items as salaries and wages, insurance, freight and postage, office rent, travel, and other miscellaneous expenses.

RESULTS OF OPERATION

The following discussion is based on our historical results of operations for the nine months ending September 30, 2002 and 2001.

COMPARISON OF NINE MONTHS ENDING SEPTEMBER 30, 2002 AND 2001

REVENUES

Total Revenues. Total revenues for the nine months ending September 30, 2002 increased to $99.1 million from $63.3 million over the same period revenues in 2001. The increase of $35.8 million is directly attributable to a corresponding increase in the amount of sales through the distribution center.

Distribution. Revenue from distribution grew from $57.5 million to $92.8 million, representing a 61% increase over the same period in 2001. An increase in product offering combined with a rising usage of the distribution center by member pharmacies led to the increase in distribution sales.

Activity Rebates and Charges. Revenues due to rebates and charges grew from $3.6 million for the nine months ending September 30, 2001 to $5.5 million for the same period in 2002. The 53% growth in rebate revenue is from increases in purchases through the distribution center, reflected in distribution sales, and from an increase in enrollees and monies paid under our Cash Card program.

Participation Programs and Fees. For the nine months ending September 30, 2002, revenues from participation programs and fees decreased by $1.51 million from the corresponding period in 2001. A continued changing and restructuring of our programs following the Legend acquisition precipitated a portion of the decrease. Also contributing to the decrease was the gradual termination of several programs that were not deemed to be effective uses of funds.

Third Party. Revenues from third party operations, which are shown net of expenses, increased by approximately $61,000 for the nine months ending September 30, 2002 from the same period in 2001. The increase arose from a decrease in expenses in third party programs and from increased revenues from a renewed effort in the Managed Care market.

COST OF REVENUES

Distribution Center. Costs of goods sold through the distribution center increased from $55.9 million for the nine months ending September 30, 2001 to $88.9 million in 2002. The 60% increase is directly attributable to the increase in sales through the distribution center.

Activity Rebates. Rebates increased from $1.67 million in the first nine months of 2001 to $3.5 million in the corresponding period of 2002. The 107% increase in rebates stems from an increase in purchases through our distribution center and the corresponding rebates. In addition, slightly more aggressive rebate incentives offered to our pharmacies resulted in higher rebate expense.

Participation Programs and Fees. Expenses associated with our programs held steady for the nine months ending September 30, 2002 compared to the same period in 2001. The lack of a change in expenses while we experience a decrease in the corresponding revenues is because we have to maintain the necessary infrastructure to support the programs during the transitional time frame.

GENERAL AND ADMINISTRATIVE. General and administrative expenses rose by $0.45 million for the nine months ending September 30, 2002 compared to the same period in 2001. The increase of 21% from $3.5 million to $3.95 million is attributable to a normal increase in expenses associated with an increase in revenues, including an increase in warehouse costs, salaries and wages, and other employee-related expenses. Expenses associated with our public registration also contributed to the increase.

INCOME FROM OPERATIONS. Net income from operations increased by $0.482 million from $1.75 million for the nine months ending September 30, 2001 to $2.2 million for the same period in 2002. This 27% increase is attributable to an increase in the overall revenue streams of the company. As a percent of revenues, income from operations fell from 2.76% of revenues for the first nine months of 2001 to 2.25% for the same period in 2002. This percentage decrease was a result of an increasing portion of revenues being derived from lower margin sources, such as distribution sales.

INCOME TAXES. Income tax expense for the nine months ending September 30, 2002 increased to $0.963 million from $0.678 million for the same period in 2001. The $285,000 increase follows directly from an increase in our taxable income and higher profitability.

COMPARISON OF THREE MONTHS ENDING SEPTEMBER 30, 2002 AND 2001

REVENUES

Total Revenues. 3rd Quarter 2002 saw total revenues increase to $39.0 million from $28.4 million over the same period revenues in 2001. The increase of $10.6 million is attributable to a corresponding increase in the amount of sales through the distribution center.

Distribution. For 3rd Quarter 2002, revenues grew to $36.8 million from $26.3 million in the 3rd Quarter 2001, representing a 40% increase. An increase in product offering combined with a rising usage of the distribution center by member pharmacies led to the increase in distribution sales.

Activity Rebates and Charges. Revenues due to rebates and charges grew from $1.4 million in the 3rd Quarter of 2001 to $1.8 million in the 3rd Quarter 2002. The 32% growth in rebate revenue is directly correspondent to increases in purchases through the distribution center and to additional revenues from our Cash Card program, which showed significant improvement in the 3rd Quarter.

Participation   Programs  and  Fees.   For  3rd  Quarter  2002,   revenues  from
participation programs and fees decreased by $0.46 million from the corresponding period in 2001. An ongoing changing and restructuring of our programs following the Legend acquisition has precipitated this decrease. Also contributing to the decrease was the continued phase-out of several programs. This was partially offset by a 3rd Quarter increase in fees collected due to our annual conference.

Third Party. Revenues from third party operations, which are shown net of expenses, increased by approximately $48,000 from the 3rd Quarter 2001 to the 3rd Quarter 2002. The increase arises primarily from an increase in Managed Care activity.

COST OF REVENUES

Distribution Center. Costs of goods sold through the distribution center increased from $25.6 million in the 3rd Quarter of 2001 to $35.4 million in the 3rd Quarter of 2002. The 38% increase is directly attributable to the increase in sales through the distribution center.

Activity Rebates. Rebates increased from $0.84 million in the 3rd Quarter of 2001 to $1.3 million in the corresponding period of 2002. The 57% increase in rebates stems from an increase in purchases through our distribution center.

Participation Programs and Fees. Expenses associated with our programs increased by $15,000 in the 3rd Quarter of 2002 compared to the 3rd Quarter of 2001. The 8% increase in expenses is due to a combination of savings from the discontinuance of certain programs countered by significant expenses associated with our annual conference in August.

GENERAL AND ADMINISTRATIVE. General and administrative expenses held steady at $1.3 million in the 3rd Quarter of 2002 compared to the 3rd Quarter of 2001. The expenses held steady despite a substantial increase in revenues due to mild cost-saving measures in various areas.

INCOME FROM OPERATIONS. Income from operations increased by $0.34 million from 3rd Quarter 2001 to 3rd Quarter 2002. This 84.5% increase is attributable to an increase in distribution sales and other profit centers, while general and administrative expenses held relatively steady.

INCOME TAXES. 3rd Quarter 2002 income tax expense increased by $0.20 million compared to 3rd Quarter 2001. The increase is directly attributable to an increase in taxable income of approximately $0.33 million for the comparative periods.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements relate primarily to working capital for day-to-day operations, including general and administrative expenses, maintenance of product inventory levels to fulfill our operating commitment to our members and membership rebates, which are paid quarterly. Historically, we have financed our cash requirements from three primary sources: on-going operations, sales of our common stock, and borrowings under our line of credit.

For the nine months ending September 30, 2002:

     *Net cash provided by (used by) operations was ($0.12 million), compared to
          ($1.24 million) for the same period in 2001. The decrease in 2002 was primarily due to a substantial increase in inventories, partially offset by an increase in accounts payable. An increase in accounts receivable and income taxes also contributed to the net consumption of cash by operations. The decrease for the first nine months of 2001 was attributable to significant increases in accounts receivable, inventories, and income taxes. A net inflow of cash from decreasing accounts receivable through incentives plans offset a large portion of the outflow. We anticipate that these trends will continue as sales continue to increase.

     *Net cash (used by) investing activities was ($55,000), compared to ($11,000) in the same period in 2001, primarily attributable to the purchase of property and equipment.

     *Net cash provided by (used by) financing activities was ($143,000), compared to ($33,000) for the same period in 2001. The usage of cash was primarily for the purchase of common stock. Also contributing to the usage of cash were payments on long-term debt. We anticipate the selling of stock sometime in the 4th Quarter of 2002.

We have a $3 million line of credit (the "Credit Agreement") with Bank of America, N.A. that expires on June 30, 2003. Borrowings under the Credit Agreement bear interest at the lender's prime rate, which was 4.75% as of September 30, 2002. The Credit Agreement imposes certain requirements on us, including the maintenance of a minimum tangible net worth. We accessed our line of credit from time to time during the first nine months of 2002, but no amounts were outstanding under the Credit Agreement as of September 30, 2002. We are renegotiating our line of credit with the same institution and anticipate that the line will be increased to $5 million with a seasonal extension of an additional $2 million that can be borrowed between November 1st and February 1st.

Cash and cash equivalents as of September 30, 2002 were down by $0.32 million from the beginning of the year to $0.29 million. This is also lower than the cash and cash equivalents balance as of September 30, 2001, which was $0.45 million. We believe that our cash equivalents as of September 30, 2002, amounts available under the Credit Agreement, amounts raised through the sale of our common stock and operating cash flows will be sufficient to meet our anticipated capital expenditure requirements and operating expenses at least through the next 12 months. Currently, our anticipated expenditures are composed of ongoing day-to-day operations, including normal general and administrative expenses, maintenance of adequate inventory levels to satisfy our product orders and income taxes. If sales through our distribution center continue to grow, we will be using significant portions of our capital going forward to support the product inventory levels required for the higher sales volume. Except as set forth above, we do not currently anticipate incurring any expenses or capital expenditures outside the ordinary course of business.

Because we are registered under the Securities Exchange Act of 1934, our ability to issue additional shares is more limited because certain securities exemptions previously relied on by us are not available to issuers registered under the Exchange Act. Accordingly, any further issuances of common stock may require registration under the Securities Act of 1933, making it more costly and time consuming to issue shares. To the extent we are unable to renew our existing Credit Agreement or obtain a new bank line of credit or raise funds through the sale of common stock, our ability to increase or maintain our current level of operations, including product inventory levels, may be diminished. In addition, we may not be able to obtain additional capital in adequate amounts or acceptable terms to meet the demands of our business in the future. This would have an adverse effect on our operations and financial condition.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements based on our current expectations and assumptions regarding our business and our industry. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of known and unknown risks, uncertainties and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks primarily from changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes.

The interest payable on our Credit Agreement is based on variable interest rates and is therefore affected by changes in market interest rates. While as of September 30, 2002, no amounts were outstanding under the Credit Agreement, to the extent interest rates rise when we do borrow money under the Credit Agreement, our interest expense will increase.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures
      ------------------------------------------------

          The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange
     Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)   Changes in Internal Controls
      ----------------------------

          We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The regular meeting of the Shareholders of the Company was held on August 17, 2002. The following two items were voted on by the shareholders.

     1) The individuals named below were elected at the meeting as directors of the Company.



                                       Votes         Term of       Class of
       Director          Votes        Against       Years(s)       Director
       --------          -----        -------       --------       --------
                          For         Abstain*
                          ---         --------
Charles M. Miller         423            0          Two years         II
                                        25*
John Raniero              423            0          Two years         II
                                        25*
Gary Foster               423            0          Two years         II
                                        25*
Steve Stephenson          423            0         Three years        III
                                        25*
Carlos Solis              423            0         Three years        III
                                        25*
David Dubose              423            0         Three years        III
                                        25*


     2) House Park & Dobratz, P.C. was ratified as our independent auditors for the fiscal year beginning January 1, 2003. There were 423 votes in favor of said resolution, 0 votes against it, and 27 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

         The following exhibits are filed as part of this report.

               1.  Quarterly  Certification  Pursuant  to  Section  302  of  the
               Sarbanes-Oxley  Act  of  2002,  signed  by  the  Chief  Executive
               Officer.

               2.  Quarterly  Certification  Pursuant  to  Section  302  of  the
               Sarbanes-Oxley  Act  of  2002,  signed  by  the  Chief  Financial
               Officer.

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



                                              PHARMACY BUYING ASSOCIATION, INC.


Date:  November 14, 2002                      By:   /s/  Nick Smock
                                                   -----------------------------
                                                   Nick Smock, President, Chief
                                                   Executive Officer

                                                                       EXHIBIT 1

                             QUARTERLY CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Nickolas R. Smock, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pharmacy Buying Association, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


      /s/ Nick Smock
      -------------------------------------
      Nickolas R. Smock
      Chief Executive Officer

                                                                       EXHIBIT 2

                             QUARTERLY CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald E. Raby II, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pharmacy Buying Association, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


      /s/ Don Raby
      ---------------------------------
      Donald E. Raby II
      Chief Financial Officer