Form 10-K
period 2002-12-31
PHARMACY BUYING ASSOCIATION INC
filed 2003-03-31
CIK 1070110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|                Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2002

                                       OR

| |          Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

Commission        Registrant, State of Incorporation         IRS Employer
File Number       Address and Telephone Number               Identification No.
                  Pharmacy Buying Association, Inc.          43-1482785
                  (a Missouri Corporation)
                  1575 N. Universal Avenue, Ste 100
                  Kansas City, MO 64120
                  (816) 245-5700

Securities Registered Pursuant to Section 12(b) of the Act: Pharmacy Buying
 Association, Inc.: None

Securities Registered Pursuant to Section 12(g) of the Act: Pharmacy Buying
 Association, Inc.: Common Stock $1.00 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Non-affiliates of Pharmacy Buying Association, Inc., as of February 28, 2003 held 9,949 shares of voting stock. The registrant's voting stock is not traded on any public exchange. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the stated value at February 28, 2003 and the assumption for this computation only that the directors and executive officers of the registrant are affiliates) was $5,641,083.

      The number of shares of common stock of Pharmacy Buying Association, Inc. outstanding as of December 31, 2002 was 11,380.

                                TABLE OF CONTENTS

                                     PART I

ITEM                                                                                               PAGE
----                                                                                               ----
1.  Business ..................................................................................     3
2.  Properties ................................................................................    13
3.  Legal Proceedings .........................................................................    13
4.  Submission of Matters to a Vote of Security Holders .......................................    13

                                    PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters .....................    14
6.  Selected Financial Data ...................................................................    14
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....    17
7A. Quantitative and Qualitative Disclosures about Market Risks ...............................    22
8.  Consolidated Financial Statements and Supplementary Data ..................................    23
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......    41

                                   PART III

10. Directors and Executive Officers of the Registrant ........................................    41
11. Executive Compensation ....................................................................    43
12. Security Ownership of Certain Beneficial Owners and Management ............................    45
13. Certain Relationships and Related Transactions ............................................    45

                                    PART IV

14. Controls and Procedures ...................................................................    46
15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........................    46
    Signatures

ITEM 1. BUSINESS.

Overview

      The registrant was formed in 1983 by a group of independent pharmacists for the purpose of helping independent pharmacies compete with larger chain pharmacies. Our basic philosophy and practice is to function as an interdependent chain of independent pharmacies. To help us accomplish our goal, we offer a variety of programs and services to assist independent pharmacists in their practice.

      We are a membership-based organization. Our operations are similar to a cooperative in that our customers are our members and we pay rebates to members based on each member's purchases and compliance with our programs. In order to benefit from our products and services, all members must sign a membership agreement with us and pay a monthly membership fee. In addition, members must have an account established with one of our endorsed wholesaler-partners or purchase a minimum amount from our distribution center. Our membership agreement may be terminated at any time by us or the member. Members are not required to purchase shares of our common stock in order to join or maintain membership with us. As of December 31, 2002, approximately 52% of our members owned at least one share of our common stock.

      We have experienced substantial growth in revenues during the past several years, primarily as a result of an increase in the amount of distribution sales to our members and through the addition of new members. In 2002, we had revenues of approximately $137.0 million and net income from operations of $2.5 million, compared to revenues of $3.9 million and net income of $44,882 in 1997. During this same period, our membership increased by approximately 500 independent pharmacy members to approximately 1,200 members at the end of 2002. Our members are located in 16 states, primarily in the midwestern United States, with approximately 95% of our members' stores in Arkansas, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma and Texas.

      Our revenues have come from the following four sources:

                                                   Year ended December 31,
                                        ------------------------------------------------
                                         2002          2001         2000          1999
                                        ------        ------       ------        ------
Distribution Center ...............      92.66%        90.03%       79.08%        52.10%
Participation programs and fees ...       2.34%         3.75%        7.66%        22.67%
Activity rebates and charges ......       4.92%         6.17%       12.56%        24.76%
Third party .......................       0.08%         0.05%        0.70%         0.47%
                                        ------        ------       ------        ------
                                        100.00%       100.00%      100.00%       100.00%
                                        ======        ======       ======        ======

      No member/customer represented more than 7% of our total revenues during the past fiscal year.

Pharmaceutical Industry

      As a whole, the pharmaceutical industry, comprised of retail outlets, wholesale distributors and drug manufacturers, has experienced substantial growth over the past several years. For the foreseeable future, we anticipate the entire pharmaceutical industry to continue to experience strong growth in the aggregate due to the following principal reasons:

      Aging of the population. According to the United States Census Bureau, the number of individuals over the age of 50 in the United States is projected to continue to grow. Current projections for the year 2020 are that there will be approximately 115 million people over 50 living in the United States versus the estimate of 76 million in 2000. This represents an increase from 27% of the population in 2000 to 35% of the population in 2020. Based on our experience, this demographic group represents the largest percentage of new prescriptions filled and obtains more prescriptions per capita annually than any other age group.

      Increased reliance on drugs and outpatient therapies. In response to rising heath care costs, governmental and private payors have adopted cost-containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While a large amount of attention has been focused on the overall increase in aggregate health care costs, we believe that drug therapy has had a beneficial impact on overall health care costs by reducing expensive surgeries and prolonged hospital stays.

      Rising pharmaceutical costs. We believe that price increases for branded pharmaceutical products by manufacturers will continue to equal or exceed the overall increases in the Consumer Price Index. We further believe that the primary reason for the sustained pace of the increase is due to the relatively inelastic demand for branded pharmaceuticals in the face of higher prices charged for patented drugs as manufacturers attempt to recoup costs associated with the development, clinical testing and government approval of new products.

      Introduction of new pharmaceutical products. Traditional research and development, as well as the advent of new production and delivery methods, continue to generate new efficiencies in drug therapies and treatments. As the demand for more of these types of innovations grows and as patents for these drugs expire, drug manufacturers will continue to expend significant amounts of capital in research, development and marketing of new drugs. We believe this will contribute to the continued expansion of the industry.

Wholesale Pharmaceutical Industry

      We expect wholesale distribution companies to increase their sales for the foreseeable future. Based on our experience, the wholesale pharmaceutical distribution industry continues to undergo substantial consolidation and the number of our wholesalers have decreased in recent years. While the pharmaceutical industry as a whole has undergone rapid expansion, the wholesale distribution segment of the industry is seeing fewer, but larger players. This decrease in wholesale outlets translates into fewer wholesale distributors controlling larger segments of the wholesale distribution channel.

Independent Retail Pharmacy Industry

      The retail pharmacy industry is comprised primarily of independent pharmacies and chain pharmacies, including pharmacy departments of mass merchandisers and supermarkets. Independent pharmacies are generally defined as single-store pharmacies, independent chains or pharmacist-owned franchises. The size of the independent retail pharmacy market in terms of prescriptions is estimated to be $53 billion on a volume of 1.32 billion prescriptions filled for 2001. According to the National Community Pharmacists Association, there were approximately 24,600 independent pharmacies in the United States in 2001, or approximately 44% of the nation's total number of pharmacies. While the number of independent pharmacies has held relatively steady since 2000, the number of independent pharmacies decreased by an average of 1,884 stores per year between 1990 and 1993, 1,407 stores per year between 1994 and 1996 and 451 stores per year between 1997 and 1999.

         The retail pharmacy industry is intensely competitive. Both independent and chain pharmacies compete on the basis of price, variety of product offerings, attractive surroundings, quality of service and insurance coverage. Independent pharmacies face intense competition with national chain drug stores, pharmacy departments of mass merchandisers, supermarkets and discount stores and mail order pharmacies. These competitors have financial and other resources, including national or regional advertising, brand recognition, more purchasing power and corporate backing, which are not typically enjoyed by independent pharmacies. Because of the volume of products purchased and sold through chain pharmacies, chain pharmacies have greater leverage to bargain with wholesalers and manufacturers and to negotiate more favorable pricing and delivery terms. Independent retail pharmacies do not have the leverage, acting alone, to obtain the same pricing accommodations and service levels as larger chains.

      In addition to competition with other pharmacies, the entire retail pharmacy industry faces several other issues which affect our members, including:

      Changes in third-party reimbursement. Pharmaceutical sales (sales of prescription medications) represent a growing percentage of sales for retail pharmacies. Pharmaceutical sales typically have lower margins than non-pharmacy sales and also are subject to increasing margin pressure, as managed care organizations, state Medicaid programs, insurance companies, employers and other third-party payors become more prevalent and continue to seek cost containment. If Medicare is reformed to include prescription benefits, pharmacies may be reimbursed for some prescription drugs at prices lower than current retail prices. If third-party payors - especially state Medicaid programs - reduce their reimbursement levels or if Medicare covers prescription drugs at reimbursement levels lower than current retail prices, margins on these sales would be further reduced, and the profitability of the retail pharmacy industry could be adversely affected.

      Limited supply of pharmacists. Our members believe there is a nationwide shortage of licensed pharmacists. Our members must compete with chain store pharmacies to attract licensed pharmacists. Chain store pharmacies generally offer better compensation packages, training programs and other benefits to attract, hire, and retain qualified pharmacists.

      Consolidation in the wholesale distribution industry. Since the number of our pharmaceutical wholesalers have decreased in recent years, our member pharmacies do not have as many options for filling their product and service needs, and therefore reduced leverage in negotiating with wholesalers. We expect this trend to continue in the future.

      Compliance with federal laws. Our members' activities subject them to federal and state laws and regulations governing the collection, dissemination, use, security and confidentiality of patient-identifiable health information, including the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and related rules and regulations. The costs and time associated with their efforts to comply with these privacy laws could be substantial and could have a material effect on their operations.

Strategy

      Our business strategy is to be an "interdependent chain of independent pharmacies" by providing our members with efficiencies and economies of scale that they otherwise would not enjoy on their own. We bring value to our members by:

      - offering an assortment of pharmaceutical products and services that assist our members in maximizing their margins;

      -     negotiating and managing various contracts on our members' behalf;

      - development of a strategic alliance with an in-store computer software manufacturer to leverage common information systems among our members;

      -     providing superior levels of customer service; and

      - marketing a brand identity that projects a "chain-like" image to our members and our members' customers without members losing their independent pharmacy identity.

We believe this strategy allows our pharmacy members to achieve greater efficiencies and economies of scale, thereby reducing their expenses and increasing their revenue and profitability. Further, we believe this strategy helps close the gap between our members and national chain pharmacies by enabling our members to become more competitive.

      Acquisitions. In January 2001, we acquired substantially all of the assets and business of Texas Pharmacy Co-op, Inc. ("TPC"), a pharmacy buying association located in Texas, in exchange for 832 shares of our common stock and the assumption of certain TPC liabilities by our wholly-owned subsidiary. As part of the transaction, TPC distributed the 832 shares of common stock to its shareholders (independent pharmacies) as part of a plan of liquidation. As a result of the transaction with TPC, we added approximately 500 new members located in Texas, and 288 new shareholders. We believe the transaction with TPC has increased our negotiating leverage with vendors. We continue to seek new acquisitions and other relationships that will bring strength to us, our members, and our shareholders.

      Management Information Systems. We have invested heavily in management information systems to maximize efficiencies and provide our members with a more efficient method of doing business. We have continually invested in advanced management information systems and automated technology. Our management information systems provide for, among other things, tracking of member purchases, sales and invoicing. As a result, our cost of receiving and processing orders has not increased as rapidly as our sales volume. Our customized systems strengthen member relationships by allowing members to lower their operating costs and by providing the basis for a number of the value-added services we provide to our members, including marketing data, inventory replenishment and computer price updates.

      Sales and Marketing. We employ Business Development Managers ("BDM") who manage assigned geographic regions. The BDM is responsible for calling on our membership base as well as any prospective pharmacy members within their territory. Our BDMs receive thorough sales training as well as certain incentives to focus on areas of selling that will increase our bottom-line as a company. Our BDMs, who are trained to act as a consultant-partner with our members, have a responsibility to educate our members on the programs and services that we offer and how to implement those programs and services for maximum return to the member. We emphasize frequent personal interaction between our BDMs and members to maximize the business relationship with any one member. We believe that our decentralized focus allows us to better manage and facilitate growth within our membership organization. The BDMs are all educated on current affairs and are quite knowledgeable about industry trends and pharmacy practice.

Our Services

      Distribution. Utilizing the chain-store model, in 1998 we opened our own distribution center for the purpose of serving a portion of our members' product needs. We buy and carry a limited selection of pharmaceutical products, short-dated items, generic brand drugs, over-the-counter drugs and other related products from several manufacturers and other vendors and distributors. We stock these products in a 24,000 square foot warehouse we operate in Riverside, Missouri. Products are sold to members and vendors pursuant to telephonic, facsimile and internet orders and then delivered via third party carriers. We take advantage of promotional programs offered by manufacturers and other vendors, such as short-dated products, overstock specials and other miscellaneous opportunities. These programs are of value to our members because we can pass the savings on to our members. We must maintain a significant quantity of inventory, however, to assure that members can obtain the products we supply on a timely basis.

      Purchasing Agent. We act as a group purchasing agent for our member pharmacies. We negotiate on our members' behalf with vendors and our wholesaler-partners for the purchase of pharmaceutical products. We currently deal with four different wholesaler-partners and several vendors. We enter into agreements with our wholesaler-partners to secure specified pricing for various items carried by the wholesaler-partner. We believe we can obtain more competitive product prices for our members by negotiating on behalf of our entire membership base than if each member were to negotiate with such wholesalers on its own. We believe this area of our business will become increasingly important to our members as consolidation in the pharmaceutical industry continues.

      Third Party. Third-party payors, including pharmacy benefit managers, insurance companies and claims processors, are an integral part of our members' business because they affect the amount of reimbursement our members receive for prescription drugs provided to their customers. As part of our ongoing service to members, we review and enter into contracts with third-party payors on behalf of our members. Members electing to become part of our third party network must accept the endorsed third party payors' plans. We generally do not earn any income on third party reimbursement arrangements.

      Managed Care. Managed Care encompasses a wide variety of services and activities. It is typically defined as an economic system of medical care delivery that ensures the best use of all available resources to deliver quality medical care to the patient. We have developed, using state-of-the-art technology, a managed care program for our members focusing on negotiating with self-funded clients access to a claims processing system that is available 24 hours a day, 7 days a week. In addition to our efforts with claims processing, we have developed a comprehensive disease state management program called Today's Care(R). This program can be implemented by any of our stores that choose to participate and encompasses the treatment of diseases such as asthma, diabetes, and high cholesterol.

      Store Identity. We have developed a store identity program called "TrueCare Pharmacy" to support our members. This program is designed to create a "chain-like" image to customers yet allow our members to retain their own independent identity. Signage and other advertising is available to all members.

      Private Label. We have created a private label line of "TrueCare" products comprised primarily of generic over-the-counter products and vitamins. Our line of products is available only to our independent pharmacy members. Our private label lines are sold through our distribution center and through our endorsed wholesaler-partners.

      Other Value Added Programs. Various other programs and services are available to members through their affiliation with us. These programs and services include:

      -     Calendar programs

      -     Cash Card Program

      -     Credit card processing

      -     General merchandise and greeting card programs

      -     Group health insurance

      -     Inventory services

      - Innovative care involving disease management programs, such as diabetes and asthma care and treatment

      -     Junior partnership with pharmacy students

      -     Recruitment and Placement services

      -     Switching services

      -     Worker's compensation program

Rebates to Members

      Member rebates are typically accrued monthly each quarter and paid the following quarter. We pay quarterly rebates to our members based on the dollar volume of each member's purchases of products supplied by us and/or our endorsed wholesaler-partners. Rebate percentages vary among products and wholesaler-partners. We receive rebates and administration fees from our wholesaler-partners and other vendors that we allocate to our members after reservation of amounts required to sustain operations. Members are not required to own shares of our common stock in order to receive rebates.

Competition

      There are numerous pharmacy buying groups operating in overlapping geographic regions. Most of these competitors offer a similar range of products and services at prices often comparable to ours. We seek to distinguish TrueCare from our competitors by offering a chain-like atmosphere, including common information systems and a distribution center, a higher level of customer service and a broader range of services than our competitors, as well as a more competitive pricing structure and more lucrative rebates.

      In addition to competing for members with other buying groups, we face potential competition from wholesalers that offer similar services to our services. The wholesale distribution of pharmaceuticals is highly competitive and dominated by national and regional distributors. Competitive factors include price, delivery service, credit terms, breadth of product line, customer support, merchandising and marketing programs.

      Our members compete directly with national pharmacy chains including Osco Drug, Eckerd Drug and Walgreen Co., and pharmacy departments of mass merchandisers and supermarkets such as Wal-Mart and Target. While this competition increases the need and benefit of the registrant and other buying groups like The registrant, our sales and membership will be adversely affected to the extent our members are not able to compete effectively against these larger chain pharmacies.

Regulatory Matters

      We are subject to regulation by the Drug Enforcement Agency and various state boards of pharmacy with respect to all pharmaceutical products and controlled substances maintained at or distributed from our distribution center. As a distributor of pharmaceuticals, we are required to register for and maintain permits and to meet various security and operating standards of the Drug Enforcement Agency and of each state in which we ship pharmaceuticals products. We have received all necessary regulatory approvals and believe that we are in substantial compliance with all applicable federal and state distribution and storage requirements.

Health Information Practices

      The Health Information Portability and Accountability Act of 1996 ("HIPAA") and the regulations promulgated thereunder by the U.S. Department of Health and Human Services set forth health information standards in order to protect security and privacy in the exchange of individually identifiable health information. Significant criminal and civil penalties may be imposed for violation of these standards. We are in the process of implementing a HIPAA compliance program. We expect to be compliant in time to meet the deadlines set forth in the HIPAA Regulations.

Employees

      As of December 31, 2002, we had 51 full-time and 3 part-time employees, including our four executive officers, 13 employees involved in sales and marketing, 12 involved with distribution and 4 administrative employees. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We consider our relations with our employees to be good.

Risk Factors

      Our business and financial condition involve numerous risks and uncertainties, including the risks described below and elsewhere in this registration statement.

We depend exclusively on the independent pharmacy market.

      Our business depends entirely on the purchases of our independent retail pharmacy members. This market is subject to intense competition from larger chain pharmacies, including pharmacy departments of mass merchandisers, supermarkets, discount stores, and mail order pharmacies. Most of these chain pharmacies have substantially greater financial and other resources than our members and our company as a whole. Future consolidation in the retail pharmacy industry, increased competition from larger chain pharmacies, changes in third-party reimbursement or other events impacting independent pharmacies could adversely affect demand for our products and services. Much of our recent growth in revenues has occurred as a result of increased sales to our members, the addition of new members through our field BDMs, and the addition of new members through the acquisition of another buying association. To the extent we are not able to access new markets and offer competitive prices and services to our current members, our ability to expand and maintain our business and customer base may be limited. Additionally, if our members and other independent pharmacies are unable to effectively compete against chain pharmacies, our existing membership, as well as the number of potential new members, will decline.

We face substantial competition in our industry.

      The drug purchasing and distribution business is highly competitive and we expect such competition to remain intense. We compete primarily on the basis of breadth of service and products, pricing and quality of services. We believe our primary competitors among pharmacy buying groups are other buying associations such as IPC, Pace, Servall and United. Many of these competitors are either currently competing in or expanding into our primary markets in the midwestern United States. In the drug distribution business we compete against regional and national wholesalers, such as Cardinal Health, Inc., McKesson Corporation and ANDA. Many of these existing competitors, as well as potential competitors, have larger marketing and sales organizations and product offerings, as well as greater financial resources than we do. Our competitors may offer services or products that are superior to or more price competitive than our services and products. Our future success also depends on our ability to enhance our existing services and to introduce new services and products that will meet the requirements of our members in a changing marketplace. Our present or future services may not satisfy the needs of our member pharmacies. If we are unable to anticipate or respond adequately to our members' needs, we may lose business and members. In addition, these competitive pressures or the cost of providing increased services could cause a decline in our profit margins and the amount of rebates we are able to distribute in the future.

A disruption in our relationship with our endorsed wholesaler-partners would have a negative effect on our ability to attract and retain members.

      In addition to supporting members through our distribution center, we currently have agreements with four wholesaler-partners to support our members' product needs. Wholesalers play an integral part of our members' business and competitiveness because they directly affect the availability of product inventory and profitability at each pharmacy store. Many members have long-standing relationships with various wholesalers depending on their geographic location. The wholesaler-partners we endorse serve a vast majority of our members' product needs and, therefore, our relationship with these wholesaler-partners is important to us. Our contracts with these wholesaler-partners terminate in either 2003, 2004 or 2005. Although these contracts automatically renew, they may be terminated at the election of either party and there is always the possibility that either of us may elect not to extend a contract. Certain of these contracts may be terminated prior to their expiration date, at the election of the wholesaler-partner, either without cause or if certain members of our management, including Mr. Smock, leave our employment. Any significant disruptions in our relationships with one or more of our wholesaler-partners could make it difficult for us to serve and retain members, resulting in loss of business that would have a material adverse effect on our results of operations and financial condition. If a wholesaler-partner should terminate its relationship with us, our distribution center or other wholesaler-partners may not be able to make up any product shortfalls resulting from such termination. Our members may also continue their relationship with that wholesaler, either directly or through another buying association.

Failure to manage growth could impair our business.

      Our business has grown rapidly over the last five years. During that period, we have significantly expanded our operations and increased our membership by approximately 500 pharmacies. It is difficult to manage this rapid growth, and our future success depends on our ability to implement and maintain:

            sales and marketing programs;

            customer support programs;

            technological support;

            recruitment and training of new personnel; and

            operation and financial control systems.

      If our business continues to grow at a rapid pace, we will need to continue to improve our financial and managerial controls, reporting systems and procedures and to expand the training of our work force. In particular, because of our growth, we need to incur borrowings to finance our increase in accounts receivable and to purchase greater amounts of inventory. In some instances our payables are due before our inventory is sold and the accounts receivable are collected. Our Company will require additional quality employees to maintain our business, in particular to manage the flow of processing the sale of inventory from our warehouse and distribution operations. Our inability or failure to manage our growth effectively could decrease our profitability and strain our resources, which would have a material adverse effect on our business.

We depend on our management team and the loss of their services could have a material adverse effect on our business.

      Our ability to successfully implement our business plan in a rapidly evolving market requires an effective planning and management process. Our future success depends to a significant extent on the skills, experience, and efforts of key members of our management team. The loss of any or all of these individuals could damage our business. We own and are the beneficiary of a life insurance policy on the life of Mr. Nick Smock, our president and CEO, in the amount of $1 million. We have an employment agreement with Mr. Smock that terminates on December 31, 2005 and an employment agreement with Mr. Don Raby, our vice president and CFO, that terminates on December 31, 2003; however, either Messrs. Smock or Raby may terminate their agreements prior to that date upon 60 days' written notice. We do not have employment agreements with any other employees, but all employees are subject to confidentiality, non-competition, and non-solicitation agreements throughout the duration of their employment.

Our members may terminate their membership at any time.

      As is standard in our industry, our members can terminate their membership agreements with us at any time. Accordingly, the number of pharmacies purchasing products from or through us could decrease significantly at any time. If a large number of our members withdraw from membership, this could have a material adverse effect on our financial performance by reducing our sales and decreasing our efficiencies and economies of scale.

Our primary mission is to improve the profitability and competitiveness of our members and our actions or decisions may not always have a positive result on our book value.

      Our activities are intended to further the competitiveness of our pharmacy members. Not all of our activities will have an immediately positive impact on the book value of our common stock. In fact, some of our activities may cause our book value to decline. Since not all of our members are shareholders and not all of our shareholders are members, there may be a divergence in interests between our shareholders and members. For example, we distribute a significant portion of our profits to members in the form of rebates. While we believe the distribution of rebates assists our members and provides an increased incentive to maintain membership with us, the distribution of rebates lowers the book value of our common stock and provides no direct benefit to non-member shareholders. Distributing rebates also decreases the amount of cash available for working capital.

Our operations may suffer if governmental regulations regarding pharmaceuticals change.

      The health care and pharmaceutical industry is highly regulated at the local, state and federal level. Consequently, we are subject to the risk of changes in various laws and regulations, which include the operating and security standards of the United States Drug Enforcement Administration, various state boards of pharmacy, and comparable agencies. These changes may affect our operations, including how we distribute and store pharmaceutical products and how our pharmacy members operate.

The changing healthcare environment may impact our revenue and income.

      Our current services and products are intended to function within the structure of the healthcare financing, reimbursement and rebate system currently existing in the United States. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care, cuts in Medicare and state Medicaid funding, consolidation of competitors, suppliers and customers. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause healthcare industry participants to alter their behavior, potentially negatively impacting our services and products. Changes in pharmaceutical manufacturers' pricing or distribution policies could also negatively impact our company.

We may engage in acquisition or merger transactions, which entail risks that could harm our financial performance or book value.

      As part of our business strategy, we may make acquisitions or merge with other similar companies in the industry. Any future acquisitions or mergers would be accompanied by the risks commonly encountered in these types of transactions. These risks include:

            the difficulty associated with integrating the personnel, members and operations of an acquired company;

            risks and liabilities associated with inadequate due diligence of, or inaccurate representations and warranties by, an acquired company;

            the potential disruption of our existing business; and

            adverse effects on our financial statements, including the assumption of liabilities of acquired businesses.

If we make acquisitions or enter into mergers and any of these or other problems materialize, these transactions could adversely affect our operations and financial condition.

We rely on strategic relationships to generate revenue and create better programs for our members.

      We establish and maintain strategic relationships with drug manufacturers, wholesalers and other companies. We believe these relationships are important to our success and the success of our members because they enable us to extend the reach of our services and products to various participants in the independent retail pharmacy industry;

            ensure a sufficient flow of products to our members at competitive prices; and

            better control the security and confidentiality of our members' information.

Our ability to bring value to our members is affected by our ability to develop strategic relationships and to compete effectively in an industry that is dominated by such relationships. Our business may be adversely affected if we cannot establish or maintain those relationships. Examples of strategic alliances include market share and similar programs which entitle us and our members to receive rebates and direct purchasing accounts which permit us to purchase inventory and goods directly from manufacturers. Many of these programs are short term incentives from our wholesalers and manufacturers to encourage the purchase of various products while other relationships are more permanent in nature, such as direct purchasing accounts.

Performance or security problems with our systems could damage our business.

      Our customer satisfaction and our business could be harmed if we or our suppliers experience any system delays, failures or loss of data. We currently process all of our customer transactions and data at our principal office in Kansas City, Missouri, and do not utilize any other back up systems or duplicate systems at a different location. Although we have safeguards for emergencies, the occurrence of a major catastrophic event or other system failure at our Kansas City, Missouri facility could interrupt data processing or result in a loss of stored data. This could result in the loss or delays of information, products or services to our members. Currently, we are considering various ways of mitigating this risk and anticipate taking some type action in 2003.

There is no trading market for our common stock and our bylaws impose substantial limitations on shareholders' ability to transfer our common stock.

      There is no trading market for our common stock, and no such market is expected to develop. Shares may only be transferred to us, to our pharmacy members or licensed pharmacists who own or are employed by a pharmacy member, or to our employees. We do not have any obligation to repurchase our shares except upon the death, incompetency or bankruptcy of a shareholder. The price we will pay to repurchase our shares is set by our board of directors based on our book value per share as of the end of each fiscal year. The board may adjust the price based on more current financial information if it deems advisable. Shares may not be pledged as security for any loan. As a result of these restrictions, our shares are highly illiquid and shareholders may not be able to sell our shares for their fair market value if they need to liquidate their investment in our common stock.

      In addition, we have registered under the Securities Exchange Act of 1934 and are placed under additional restrictions regarding selling shares of stock to those who meet the requirements of share ownership. For SEC purposes, we have an effective registration statement under the Securities Exchange Act of 1933. However, additional restrictions of such sales are that we are required to register the Company as a broker-dealer in certain states and we are required to have an agent of registration to act as a sales broker in certain states. Mr. Raby, our Vice President and CFO, is currently registering as our agent in all jurisdictions. To the extent that he is unable to obtain proper registrations in certain jurisdictions, leaves the employment of the Company or is no longer an executive officer of the Company, we will be unable to sell stock for at least a period of time or the costs of selling shares will greatly increase.

It is unlikely we will pay dividends.

      We have never declared or paid any cash dividends on our common stock. We intend to distribute future earnings, if any, that may be generated from our operations, after reserving amounts required to finance our operations and expansion, to our members based on the amount of their purchases from us and endorsed wholesaler-partners and their participation in our programs, regardless of whether members own any common stock or the number of shares they may own. Currently, we do not plan to pay dividends to holders of our common stock. We believe that we need to pay rebates from our profits to maintain and attract new members. However, we are monitoring current debate on the federal level to reduce or eliminate the tax on corporate distributions in the form of dividends and we reserve the right to amend our practices accordingly.

Our shareholders have limited voting rights.

Pursuant to our bylaws, shareholders have one vote regardless of the number of shares held by them. As such, a majority of our shareholders have the power to elect directors and approve any other matters submitted for a shareholder vote whether or not they own a majority of the shares outstanding. Because each shareholder has the right to one vote regardless of the number of shares owned, a shareholder having a significant amount of stock and having a significant amount of equity in the company will have the same voting rights as a shareholder with one share of stock and very little equity in the company. As a result, shareholders who may different economic risks and objectives as a result of the ownership of a different number of shares will have the same voting rights.

ITEM 2. PROPERTIES.

         We lease approximately 8,700 square feet for our executive office at 1575 N. Universal Avenue, Suite 100, Kansas City, Missouri, from an unaffiliated third party. The term of the lease expires on December 31, 2006 and our annual rental obligation for 2003 is projected to be approximately $96,000. We also lease approximately 1,200 square feet of office space at 2955 Dawn Drive, Georgetown, Texas, from an unaffiliated third-party. The term of the lease in Texas terminates on November 14, 2004 and our annual rental obligation is approximately $17,500.

         We lease approximately 24,000 square feet for our distribution facility in Riverside, Missouri, from an unaffiliated third party. The warehouse lease expires on August 31, 2004, and our annual rental obligation is approximately $193,000. We believe our current available space will be sufficient for the next 12 months.

ITEM 3. LEGAL PROCEEDINGS.

      There currently are no pending legal proceedings against us which, if determined adversely, would have a material effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders for the quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No Trading Market

      Our common stock does not trade on any securities exchange or automated quotation system, and there is no firm which makes a market in our common stock. Pursuant to our bylaws, a shareholder may not sell or otherwise transfer his or her common stock except to us, to one of our members (or a licensed pharmacist employed by a member) or to one of our employees. While our bylaws permit our board of directors to authorize persons other than the foregoing to own our common stock, this has occurred only when a shareholder has retired or otherwise voluntarily terminated membership and retained his or her shares. In that event, we have a right to repurchase those shares.

      In light of these restrictions and the lack of any market for our common stock, shareholders are required to hold our common stock indefinitely and must consider our shares an illiquid investment. We will not have any obligation to purchase a shareholder's shares unless the shareholder's membership is terminated due to death, incompetency or bankruptcy. In addition, we have a right of first refusal to purchase any shares that a shareholder proposes to transfer and a right of set-off against the shareholder's shares for any debts owed by the shareholder to us.

      Any shares purchased by us are purchased at the value set by our board of directors, which is based on our per-share book value at the end of the previous calendar year, or as of a more recent date if the board deems advisable. Beginning in 2002, the board began setting the price of our stock based upon the latest, independently reviewed or audited, financial statements available at the date of the regularly scheduled board meeting following the release of the audited or reviewed financial statements. This allows for more timely updates of the stock price. We expect that the board will continue this practice in 2003.

      In 2002, our stock ranged from a low of $445.50 per share (given effect for a 1 for 1 stock split in the form of a dividend in July 2002) at the beginning of the year to $567.00 per share at the end of the year.

Shareholders

      As of December 31, 2002, we had 664 shareholders of record.

Dividend Policy

      We have not declared or paid any cash dividends on our shares of common stock. We intend to distribute future earnings, if any, that may be generated from our operations, after reserving amounts required to finance our operations and expansion, to our members based on the amount of their purchases from us and endorsed-wholesaler partners and their participation in our programs, regardless of whether members own any common stock or the number of shares they may own. Currently, we do not plan to pay dividends to holders of our common stock. We believe that we need to pay rebates from our profits to maintain and attract new members. However, we are monitoring current debate on the federal level to reduce or eliminate the tax on corporate distributions in the form of dividends and we reserve the right to regularly review our practices and amend them accordingly.

Equity Compensation Plan

      As of December 31, 2002 we have no stock option or equity compensation plan in place.

ITEM 6. SELECTED FINANCIAL DATA.

                             Selected Financial Data

      The following selected financial data is qualified by reference to and should be read in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Annual Report and in the Managements' Discussion and Analysis of Financial Condition and Results of Operations section of this report. The selected financial data have been derived from our financial statements, which have been audited by independent public accountants, as of the years ended December 31, 2002, 2001, 2000, 1999, and 1998. Our historical results are not necessarily indicative of future operating results.

                        PHARMACY BUYING ASSOCIATION, INC.
                             d/b/a TrueCare Pharmacy

                                                                                          Year ended
                                                                                          December 31,
                                                             -----------------------------------------------------------------------
                                                                 2002          2001           2000            1999           1998
                                                             -----------     ----------     ----------      ---------      ---------
Revenues ................................................    136,997,447     90,414,670     22,005,359      9,367,882      4,352,293

Operating expenses ......................................    134,477,271     88,361,272     20,563,626      8,574,071      3,907,345

Operating income ........................................      2,520,176      2,053,398      1,441,733        793,811        444,948

Net income ..............................................      1,541,664      1,310,328        987,371        494,727        275,698

Net income (loss) per share -
  assuming full dilution ................................         136.92         115.14          95.37          49.12          27.67

Weighted average common shares
   outstanding - assuming full dilution(a)(b) ...........         11,260         11,380         10,353         10,071          9,961


Balance Sheet:                                                                          As of December 31
                                                             -----------------------------------------------------------------------
                                                                 2002          2001            2000           1999            1998
                                                             -----------     ----------     ----------      ---------      ---------
Cash ....................................................           --          614,519      1,697,442        259,616        353,978
Accounts receivable, net ................................      8,138,869      6,380,342      2,462,881      2,587,786      2,025,897
Inventories .............................................      8,185,885      4,672,273      3,418,236      1,196,862         99,769
Other assets ............................................        899,408        378,858        182,043        140,909        205,163
Property and equipment, net .............................        453,109        597,722        414,123        213,424        178,840
                                                             -----------     ----------     ----------      ---------      ---------
Total assets ............................................     17,677,271     12,643,714      8,174,725      4,398,597      2,863,647

Accounts payable ........................................      7,083,642      6,196,385      3,342,898      1,422,119        847,753
Other liabilities .......................................      3,952,920      1,127,844      1,386,829        858,246        503,676
Long-term debt, less current portion ....................           --           18,336         25,457         12,459
Stockholders' equity ....................................      6,640,709      5,301,149      3,419,541      2,105,773      1,512,218
                                                             -----------     ----------     ----------      ---------      ---------
Total liabilities and stockholders' equity ..............     17,677,271     12,643,714      8,174,725      4,398,597      2,863,647


(a) Share and per share amounts prior to 2002 have been adjusted for the two-for-one stock split effected July 19, 2002.

(b) Share and per share amounts prior to 2001 have been adjusted for the two-for-one stock split effected January 1, 2001.

                          Critical Accounting Policies

      We view our critical accounting policies to be those policies which are very important to the portrayal of our financial condition and results of operations, and require management's most difficult, complex or subjective judgments. The circumstances that make these judgments difficult or complex relate to the need for management to make estimates about the effect of matters that are inherently uncertain. We believe our critical accounting policies are as follows:

      Allowance for doubtful accounts. We are required to estimate the level of accounts receivable recorded on our balance sheet which will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of our customers, which can be highly subjective, particularly in the recent difficult general economic environment. Our policy is to estimate bad debt expense based on prior experience supplemented by a periodic customer specific review when needed. In 2002, we increased / (reduced) the allowance for doubtful accounts by $0. We will continue to record bad debt expense based on prior experience supplemented by a periodic customer specific review. If we over or under estimate the level of accounts receivable that will not be paid, there may be a material impact to our financial statements.

      Accounts Receivable, Rebates Payable and Sales. We receive volume and incentive rebates from vendors and pay volume rebates to our customers. We also receive contractual price reductions from certain vendors, and certain other sales related adjustments on a regular basis. The exact level of these adjustments is not always immediately known and thus we must record an estimate. Our estimates are based on historical experience with similar programs and upon current data and reports that may be available at the time, and since we have a relatively small customer base, customer specific historical experience is often useful in determining the estimated level of adjustments expected. If we over or under estimate the level of accounts receivable, rebates payable or sales deductions, there may be a material impact to our financial statements.

      Inventory obsolescence. Our private label products have shelf lives ranging from 18 to 36 months. We must estimate the amount of inventory recorded on our balance sheet that will not be sold prior to expiration. This estimate requires analysis of forecasted demand for our products, our promotional focus, amounts of our products currently held by our customers and the impact on our products of competing products. If we over or under estimate the amount of inventory that will not be sold prior to expiration, there may be a material impact to our financial statements.

                        Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations". SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 is effective for any business combination completed after June 30, 2001. The adoption of SFAS No. 141 on January 1, 2002 did not have a material impact on our financial condition or results of operations.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on our financial condition or results of operations.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for financial periods after January 1, 2002. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on our financial condition or results of operations.

      In April 2002, the FASB issued SFAS No. 145, "Revision of FAS Nos. 4, 44 and 64, Amendment of FASB 13 and Technical Corrections." SFAS No. 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements and is effective for fiscal years beginning after May 2002 for the rescission of FAS No. 4 and FAS No. 13, and all other provisions are effective for financial statements issued on or after May 15, 2002. Early adoption is encouraged. We do not believe the adoption of SFAS No. 145 will have a material impact on our financial condition or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. We are evaluating the impact the adoption of SFAS No. 146 will have on our financial condition or results of operations. We do not believe the adoption of SFAS No. 146 will have a material impact on our financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. The transition guidance and disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 will not have a material impact on our financial condition or results of operations as of December 31, 2002 as we have no stock option or equity compensation plan in place.

                                   Inflation

      We have experienced only moderate price increases under our agreements with third-party vendors as a result of raw material and labor price increases. We have generally passed these price increases along to our customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1 "Business - Risk Factors".

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

Results of Operation

      The following discussion is based on our historical results of operations for the years ending December 31, 2002, 2001, and 2000.

                    Comparison of Fiscal Years 2002 and 2001

      Revenues

      Total Revenues. For 2002, total revenues increased to $137.0 million from $90.4 million in 2001, representing a 52% increase. The increase is primarily attributable to an increase in the purchases made through our distribution center by members gained through the acquisition of TPC and through the general addition of new members. In addition, the average size and quantity of individual distribution center orders increased by over 25% each.

      Distribution. Revenues from our distribution center increased to $126.9 million in 2002 compared to $81.4 million in 2001. This increase was primarily due to a substantial increase in our membership utilization of the distribution center and additional product offerings.

      Activity Rebates and Charges. Revenues from rebates and other charges increased to $6.7 million in 2002 from $5.6 million in 2001. The increase is attributable to an increase in purchases through our distribution center and the corresponding increase in manufacturer rebates.

      Participation Programs and Fees. Revenues from participation and fee programs held relatively steady from $3.4 million in 2001 to $3.2 million in 2002.

      Third Party. Revenues, shown net of expenses, from third party activities increased in 2002 to $101,000 from $46,000 in 2001. This minor increase is attributable to a slow resurgence in managed care activities. This is a reversal of an earlier decision to phase out our managed care business. We anticipate increases in these types of activities in the future.

      Cost of Revenues

      Distribution Center. Costs of goods sold through the distribution center increased from $79.3 million in 2001 to $123.4 million in 2002. The 56% increase is directly due to the increase in distribution sales.

      Activity Rebates. Costs of rebates to members increased by 56% from 2002 to 2001. In 2002 our costs of rebate activity was $4.9 million compared to $3.1 million in 2001. The increase is directly applicable to an increase in purchases through our distribution center and to member purchases on contract with our endorsed wholesaler-partners.

      Participation Programs and Fees. Costs associated with member programs and services were $0.7 million in 2002 and $0.7 million in 2001. This directly follows the relatively flat revenue growth over the same period.

      General and Administrative. General and administrative expenses increased slightly to $5.5 million in 2002 from $5.2 million in 2001. The increase primarily resulted from costs associated with our public registration. As a percentage of revenues, general and administrative expenses decreased to 4.0% in 2002 from 5.7% in 2001.

      Income from Operations. Income from operations increased to $2.5 million compared to $2.1 million for the previous fiscal year. As a percentage of total revenues, income from operations decreased from 2.3% in 2001 to 1.8% in 2002. The decrease in rate is attributable to a larger portion of our revenues arising from the sale of pharmaceutical products, which have lower margins than our other sources of revenue, and to an increase in rebates paid to our members.

      Income Taxes. Income taxes increased by 34% in 2002 over 2001. Income tax expense for 2002 was $1.0 million versus $0.78 million in 2001. The increase corresponds to an increase in pre-tax income in 2002 over 2001 of 24% and a higher portion of revenues falling in a higher tax bracket.

                    Comparison of Fiscal Years 2001 and 2000

      Revenues

      Total Revenues. For 2001, total revenues increased to $90.4 million from $22.0 million in 2000, representing a 311% increase. The increase is primarily attributable to an increase in our membership from 748 members at the end of 2000 to 1,207 members at the end of 2001, and additional revenue generated from distribution activities.

         Distribution. Revenues from our distribution center increased to $81.4 million in 2001 compared to $17.4 million in 2000. This increase was primarily due to a substantial increase in our membership base and product offerings.

         Activity Rebates and Charges. Revenues from rebates and other charges increased to $5.6 million in 2001 from $2.8 million in 2000. The increase is attributable to an increase in purchases through our distribution center and to a general increase in our membership base primarily from the TPC acquisition.

         Participation Programs and Fees. Revenues from participation and fee programs increased to $3.4 million in 2001 from $1.7 million in 2000. Roughly half of the increase was attributable to the addition of 500 participating members as a result of the TPC acquisition. Also contributing to the increase was the increase in our membership base and the corresponding increase in fees collected for membership.

         Third Party. Revenues, shown net of expenses, from third party activities decreased in 2001 to $46,000 from $156,000 in 2000. A significant portion of the decrease is attributable to a general increase in third party expenses due to an increase in the number of members from the TPC acquisition. Also contributing to the decrease was the company's prior decision to phase out managed care operations.

      Cost of Revenues

      Distribution Center. Costs of goods sold through the distribution center increased from $16.0 million in 2000 to $79.4 million in 2001. The 400% increase is due to the increase in distribution sales.

      Activity Rebates. Costs of rebates to members increased by 157% from 2000 to 2001. In 2001 our costs of rebate activity was $3.14 million compared to $1.22 million in 2000. The increase is directly applicable to an increase in purchases through our distribution center and to member purchases on contract with our endorsed wholesaler-partners.

      Participation Programs and Fees. Costs associated with member programs and services were $0.7 million in 2001 compared to $0.4 million in 2000. The 66% increase corresponds to an increase in our membership base, mainly from the TPC acquisition, and an increase in member utilization of our programs.

      General and Administrative. General and administrative expenses increased to $5.1 million for 2001 from $2.9 million in 2000. The increase primarily resulted from increased salary and wages, rent expense, bad-debt expense and an allowance for our investment in Data Rx. General and administrative expenses as a percentage of revenue decreased to 5.7% in 2001 from 13.0% in 2000.

      Income from Operations. Income from operations increased to $2.1 million compared to $1.4 million for the previous fiscal year. As a percentage of total revenues, income from operations was 2.3% in 2001 compared to 6.6% in 2000. The decrease in rate is attributable to a larger portion of our revenues arising from the sale of pharmaceutical products, which have lower margins than our other sources of revenue.

      Income Taxes. Income taxes increased by 42% in 2001 over 2000. Income tax expense for 2001 was $0.78 million versus $0.55 million in 2000. The increase corresponds to an increase in pre-tax income in 2001 over 2000 of 36%.

Liquidity and Capital Resources

      Our capital requirements relate primarily to working capital for day-to-day operations, including general and administrative expenses, maintenance of product inventory levels to fulfill our operating commitment to our members and membership rebates. Historically, we have financed our cash requirements from three primary sources: on-going operations, sales of our common stock, and borrowings under our line of credit. However, we have not been able to sell stock since January of 2001 due to restrictions placed on us by the SEC and state securities agencies. Despite these restrictions, we have still been able to adequately fund the companies capital requirements through cash from on-going operations and occasional borrowings under our line of credit. We believe that we have adequately satisfied requirements placed upon us by the SEC and state regulatory agencies so that we anticipate selling stock sometime in the 2nd quarter of 2003.

         During fiscal 2002:

            Net cash provided by (used by) operations was ($2.79 million), compared to ($0.74) million for fiscal 2001, primarily due to a substantial increase in accounts receivable, partially offset by an increase in accounts payable. A substantial increase in inventories at the end of the year to meet member requirements and income taxes also contributed to the net consumption of cash by operations.

            Net cash provided by (used by) investing activities of ($0.59 million), compared to ($0.35 million) in 2001, was primarily attributable to the purchase of property and equipment and to cash invested by the company in tax-free, state of Missouri backed, higher education bonds.

            Net cash provided by (used by) financing activities was $2.77 million, compared to ($0.034 million) in 2001, primarily as a result of our year-end borrowing of $3 million against our line of credit to fund the substantial increase in inventory. The positive cash flow was partially offset by repurchases of our common stock into the treasury.

      We have a $5 million line of credit and a $2 million additional seasonal extension from November 1 through February 1 (the "Credit Agreement") with Bank of America, N.A. that expires on June 30, 2003. Borrowings under the Credit Agreement bear interest at the lender's prime rate, which was 4.50% as of December 31, 2002. The Credit Agreement imposes certain requirements on us, including the maintenance of a minimum tangible net worth. We accessed our line of credit from time to time during 2002. $3 million was outstanding under the Credit Agreement as of December 31, 2002. We anticipate renewing the credit agreement or obtaining a new bank line of credit upon expiration of our current Credit Agreement.

      Cash and cash equivalents as of December 31, 2002 were $0, notwithstanding $3 million borrowed against our line of credit, down from $0.6 million as of December 31, 2001. We believe that our cash equivalents as of December 31, 2002, amounts available under the Credit Agreement, amounts that will be raised through the sale of our common stock, investments, and operating cash flows will be sufficient to meet our anticipated debt service requirements, capital expenditure, and working capital needs at least through the next 12 months. Currently, our anticipated working capital expenditures are composed of ongoing day-to-day operations, including normal general and administrative expenses, maintenance of adequate inventory levels to satisfy our product orders and income taxes. If sales through our distribution center continue to grow, we will be using significant portions of our capital going forward to support increased product inventory levels. Except as set forth above, we do not currently anticipate incurring any expenses or capital expenditures outside the ordinary course of business.

      Because we registered our common stock under the Securities Exchange Act of 1934 and we are currently registering ourselves as an issuer, broker-dealer with certain states, our ability to issue additional shares is more limited because certain securities exemptions previously relied on by us are not available to issuers registered under the Exchange Act. To the extent we are unable to appropriately register and sell our shares of common stock within the next 12 months, our ability to increase or maintain our current level of operations, including product inventory levels, may be diminished. In addition, we may not be able to obtain additional capital in adequate amounts or acceptable terms to meet demands of our business in the future. This would have an adverse effect on our operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are exposed to market risks primarily from changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes.

The interest payable on our Credit Agreement is based on variable interest rates and is therefore affected by changes in market interest rates. As of December 31, 2002, $3,000,000 was outstanding under the Credit Agreement. To the extent interest rates rise when we borrow money under the Credit Agreement, our interest expense will increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PHARMACY BUYING ASSOCIATION, INC.
                                 AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                    CONTENTS

Independent auditors' report

Consolidated financial statements:

      Consolidated balance sheets

      Consolidated statements of income

      Consolidated statements of changes in stockholders' equity

      Consolidated statements of cash flows

      Notes to consolidated financial statements

      All schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

                          Independent Auditors' Report

Board of Directors
Pharmacy Buying Association, Inc. and Subsidiary d/b/a TrueCare Pharmacy
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Pharmacy Buying Association, Inc. and subsidiary, d/b/a TrueCare Pharmacy, as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pharmacy Buying Association, Inc. and subsidiary, d/b/a TrueCare Pharmacy, as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

/s/ HOUSE PARK & DOBRATZ, P.C.
Kansas City, Missouri
February 25, 2003

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 2002 AND 2001

                                 ASSETS (Note 6)

                                                         2002          2001
                                                      -----------   -----------
Current assets:
   Cash ...........................................   $      --     $    614,519
   Accounts receivable (Note 3) ...................     8,138,869      6,380,342
   Inventories ....................................     8,185,885      4,672,273
   Prepaid expenses ...............................       152,374        133,284
                                                      -----------   -----------
                  Total current assets ............    16,477,128     11,800,418

Investment ........................................       500,000

Property and equipment (Notes 4 and 7) ............       453,109        597,722

Goodwill (Note 2) .................................       229,144        229,144

Security deposit ..................................        17,890         16,430
                                                      -----------   -----------
                                                      $17,677,271   $12,643,714
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Checks written in excess of cash in bank .......   $   321,386
   Bank line of credit (Note 6) ...................     3,000,000
   Current portion of long-term debt (Note 7) .....   $     7,417
   Accounts payable ...............................     7,083,642      6,196,385
   Accrued payroll ................................        81,978        186,822
   Deferred revenue ...............................       282,200        201,600
   Income taxes payable ...........................       159,356        532,005
   Deferred income taxes (Note 10) ................       101,000         18,000
                                                      -----------   -----------
                  Total current liabilities .......    11,029,562      7,142,229
                                                      -----------   -----------

Long-term debt, less current portion (Note 7) .....        18,336

Deferred income taxes (Note 10) ...................         7,000        182,000
                                                      -----------   -----------

Commitments (Notes 8 and 11)

Stockholders' equity:
   Common stock, $1 par; authorized 30,000 shares;
    issued and outstanding 11,380 and 5,690 shares,
    respectively (Note 14) ........................        11,380          5,690
   Capital in excess of par value .................     1,468,255      1,468,255
   Retained earnings ..............................     5,363,178      3,827,204
                                                      -----------   -----------
                                                        6,842,813      5,301,149
   Less 358 shares of common stock held in
    treasury at cost ..............................      (202,104)
                                                      -----------   -----------
                                                        6,640,709      5,301,149
                                                      -----------   -----------
                                                      $17,677,271    $12,643,714
                                                      ===========   ===========


                       See notes to financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              2002           2001           2000
                                                          ------------    -----------    -----------
Revenues:
   Distribution center(1) .............................   $126,947,341    $81,395,657    $17,401,434
   Participation programs and fees ....................      3,203,705      3,394,742      1,684,820
   Member activity rebates ............................      6,744,860      5,578,007      2,763,261
   Third party ........................................        101,541         46,264        155,844
                                                          ------------    -----------    -----------
                                                           136,997,447     90,414,670     22,005,359
                                                          ------------    -----------    -----------
Cost of revenues:
   Distribution center ................................    123,407,285     79,368,172     16,045,105
   Participation programs and fees ....................        695,709        693,992        419,166
   Rebates to members .................................      4,891,967      3,143,745      1,221,302
                                                          ------------    -----------    -----------
                                                           128,994,961     83,205,909     17,685,573
                                                          ------------    -----------    -----------

Gross profit ..........................................      8,002,486      7,208,761      4,319,786
General and administrative expenses
 (Notes 4, 5, 8 and 9) ................................      5,482,310      5,155,363      2,878,053
                                                          ------------    -----------    -----------

Income from operations ................................      2,520,176      2,053,398      1,441,733
                                                          ------------    -----------    -----------

Other income (expense):
   Investment income ..................................         20,628         51,940         95,433
   Recovery of bad debt ...............................         65,000
   Gain on disposal of property and equipment .........          4,786
   Interest expense (Notes 6 and 7) ...................        (27,182)        (8,444)        (1,066)
                                                          ------------    -----------    -----------
                                                                63,232         33,496         94,367
                                                          ------------    -----------    -----------

Income before income taxes ............................      2,583,408      2,086,894      1,536,100
Income taxes (Note 10) ................................      1,041,744        776,566        548,729
                                                          ------------    -----------    -----------

Net income ............................................   $  1,541,664    $ 1,310,328    $   987,371
                                                          ============    ===========    ===========

Earnings per common share:
   Income available to common stockholders ............   $  1,541,664    $ 1,310,328    $   987,371
   Weighted average shares outstanding ................         11,260         11,380         10,353
                                                          ------------    -----------    -----------

   Basic earnings per share ...........................   $     136.92    $    115.14    $     95.37
                                                          ============    ===========    ===========

(1) (including revenues generated from businesses owned by members of the Board of Directors of $17,378,723, $11,614,995 and $3,870,628,
      respectively)

                       See notes to financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                         Capital
                                                   Common stock         in excess      Retained             Treasury stock
                                                 Shares     Amount    of par value     earnings          Shares        Amount
                                                 ------    -------    ------------    ----------         ------        ------
Balances, December 31, 1999 ...........          2,020     $ 2,020     $  571,819     $1,531,934           --                --

Acquisition and cancellation of
 common stock .........................            (33)        (33)       (30,467)

Sale of common stock ..................            442         442        356,455

Net income for the year ...............                                                  987,371
                                                ------     -------     ----------     ----------            ---       --------

Balances, December 31, 2000 ...........          2,429       2,429        897,807      2,519,305           --             --

Stock split in the form of a
 stock dividend .......................          2,429       2,429                        (2,429)

Acquisition of entity (Note 2) ........            832         832        584,896

Stock registration fees ...............                                   (14,448)

Net income for the year ...............                                                1,310,328
                                                ------     -------     ----------     ----------            ---       --------

Balances, December 31, 2001 ...........          5,690       5,690      1,468,255      3,827,204

Stock split in the form of a
 stock dividend .......................          5,690       5,690                        (5,690)

Acquisition of common stock ...........                                                                     358       $202,104

Net income for the year ...............                                                1,541,664
                                                ------     -------     ----------     ----------            ---       --------

Balances, December 31, 2002 ...........         11,380     $11,380     $1,468,255     $5,363,178            358       $202,104
                                                ======     =======     ==========     ==========            ===       ========


                       See notes to financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                    2002           2001             2000
                                                                 -----------    -----------     -----------
Cash flows from operating activities:
   Net income ................................................   $ 1,541,664    $ 1,310,328     $   987,371
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation ............................................       241,318        193,535         143,014
     Deferred income tax .....................................       (92,000)      (285,000)       (252,000)
     Gain on disposal of property and equipment ..............        (4,786)
     Loss on investment in affiliate .........................       100,000
     Changes in operating assets and liabilities:
       Accounts receivable ...................................    (1,758,527)    (3,471,837)        124,905
       Inventories ...........................................    (3,513,612)    (1,254,037)
       Refundable income taxes ...............................        12,639
       Prepaid expenses ......................................       (19,090)       (10,580)         46,227
       Security deposit ......................................        (1,460)       (14,091)
       Checks written in excess of cash in bank ..............       321,386
       Accounts payable ......................................       887,257      2,700,130       1,920,779
       Accrued payroll .......................................      (104,844)        46,265          80,248
       Deferred revenue ......................................        80,600        199,350          (9,450)
       Income taxes payable ..................................      (372,649)      (253,756)        705,720
                                                                 -----------    -----------     -----------

                  Net cash provided (used) by
                   operating activities ......................    (2,794,743)      (739,693)      1,538,079
                                                                 -----------    -----------     -----------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment ..........        10,300
   Purchase of property and equipment ........................      (102,219)      (350,051)       (343,713)
   Purchase of investment ....................................      (500,000)                      (100,000)
                                                                 -----------    -----------     -----------

                  Net cash used by investing activities ......      (591,919)      (350,051)       (443,713)
                                                                 -----------    -----------     -----------

Cash flows from financing activities:
   Advance against bank line of credit .......................     3,000,000
   Acquisition of common stock ...............................      (202,104)                       (10,500)
   Sale of common stock, less offering costs
    of $7,103 ................................................                                      356,897
   Offering costs ............................................                      (14,448)
   Principal payments on long-term debt ......................       (25,753)       (20,107)         (2,937)
                                                                 -----------    -----------     -----------

                  Net cash provided (used) by
                   financing activities ......................     2,772,143        (34,555)        343,460
                                                                 -----------    -----------     -----------

                                   (continued)

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                        2002             2001            2000
                                                     ----------       ----------       ----------
Net increase (decrease) in cash ..................     (614,519)      (1,124,299)       1,437,826

Cash, beginning of year ..........................      614,519        1,697,442          259,616

Business acquisition .............................                        41,376
                                                     ----------       ----------       ----------
Cash, end of year ................................   $       --       $  614,519       $1,697,442
                                                     ==========       ==========       ==========

Supplemental disclosures of cash flow information:
 Cash transactions during the year for:
     Interest paid ...............................   $   16,026       $   18,444       $    1,066
                                                     ==========       ==========       ==========

     Income taxes paid ...........................   $1,610,557       $1,207,882       $   48,968
                                                     ==========       ==========       ==========

     Income tax refunds received .................   $  104,164       $    2,860       $   12,639
                                                     ==========       ==========       ==========

      Non-cash transactions:

      During 2002, the Company issued a $5,690 stock split in the form of a dividend.

      During 2001, the Company purchased another company with 832 shares of common stock valued at $585,728 (Note 2).

      During 2000, the Company issued a $20,000 promissory note to acquire 20 shares of common stock.

                       See notes to financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. Organization and summary of significant accounting policies:

   Organization:

      Pharmacy Buying Association, Inc., d/b/a TrueCare Pharmacy (TrueCare), was incorporated in Missouri on May 16, 1988.

   Nature of operations and consolidation:

      The financial statements have been prepared on the accrual basis of accounting and include the accounts of Pharmacy Buying Association, Inc., d/b/a TrueCare Pharmacy, and its wholly-owned subsidiary, Pharmacy Consolidation Associates, Inc. (Note 2) (the Company). All material intercompany transactions and account balances have been eliminated.

      The Company, on behalf of its members, negotiates generic and other pharmaceutical pricing with pharmaceutical manufacturers and wholesalers. These agreements provide for rebates to be paid based on Company member purchases. Rebates are paid quarterly to members based on their purchases from the Company's distribution center and their purchases from pharmaceutical manufacturers. The Company's Pharmacist Rebate Network
      (PRN) tracks the purchases of the Company's members from pharmaceutical manufacturers and wholesalers to calculate the rebates due to members.

      TrueCare formerly administered non-risk managed care contracts with its clients, for which it received transaction based fees under the managed care agreements. During 2000, TrueCare contracted all of its managed care activities to a third-party administrator. During 2001, TrueCare administered managed care contracts for its wholly-owned subsidiary; however, as of December 31, 2001, TrueCare contracted its subsidiary's managed care activities to a third-party administrator as well.

   Stockholders and per capita voting:

      Only licensed pharmacists or entities who own an independent pharmaceutical store and Company officers, directors and employees may be stockholders of the Company. Each stockholder is entitled to one vote regardless of the number of shares owned. There is no trading market for the common stock.

   Concentration of credit risk:

      The Company's customers are primarily located in the midwestern and south central United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

      TrueCare maintains its bank accounts with a single financial institution. The bank balances frequently exceed FDIC insured amounts.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. Organization and summary of significant accounting policies (continued):

   Estimates and assumptions:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Inventories:

      Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of pharmaceuticals and related pharmacy supplies.

   Investment:

      The Company purchased a $500,000 Missouri Higher Education Bond during 2002 at its face value. This marketable debt security is classified as available for sale and is carried in the financial statements at cost which approximates fair value. The bond matures in 2031.

   Property and equipment and depreciation:

      Property and equipment are stated at cost. Depreciation is provided by both accelerated and straight-line methods over the estimated useful lives of the related assets of three to seven years.

      Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.

   Goodwill:

      Goodwill that arose in connection with the business acquisition on January 2, 2001 (Note 2) is amortizable over forty years. In accordance with Statement of Financial Accounting Standards No. 142, amortization of this goodwill ceased in 2001 and the Company will evaluate the goodwill on an annual basis for potential impairment. Goodwill was not considered impaired in 2002; therefore, no impairment loss was recognized.

   Deferred revenue:

      Deferred revenue results from the advance collection of registration fees related to the TrueCare annual stockholder meeting held each year. Such deferred revenue is recognized as income when the stockholder meeting occurs.

      The Company offers its members the opportunity to pay their yearly dues in advance at a reduced rate. These unearned dues are also included in deferred revenue and are recognized as income ratably in the following year.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. Organization and summary of significant accounting policies (continued):

   Revenue recognition:

      "Distribution center" sales are recognized when shipped. "Participation programs and fees" include administrative fees from vendors and membership fees, both of which are recognized monthly. "Member activity rebates" are recognized as earned. "Third party" revenues include transaction fees only and are recognized as claims are processed.

   Income taxes:

      Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of current taxes due plus deferred taxes related to temporary differences between the recognition of income and expenses for financial and income tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

   Keyman life insurance:

      The Company owns a $1,000,000 term life insurance policy on the Chief Executive Officer.

   Reclassifications:

      Certain prior year accounts have been reclassified to conform with current year classifications.

2. Business acquisition:

      Effective January 2, 2001, Pharmacy Consolidation Associates, Inc. (PCA), a wholly-owned subsidiary of TrueCare, acquired substantially all the net assets of Texas Pharmacy Co-op, Inc., d/b/a Legend Pharmacies (Legend). Legend, a Texas Corporation, was a pharmaceutical buying group comprising independent pharmacies located in Texas. Pursuant to the agreement and plan of reorganization, TrueCare issued 832 common shares to Legend and Legend subsequently dissolved and distributed to its shareholders one TrueCare common share for each outstanding common share of Legend. The acquisition was accounted for under the purchase method of accounting.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

2. Business acquisition (continued):

      The purchase price was allocated as follows:

           Assets acquired:
                  Cash ................................    $ 41,376
                  Accounts receivable .................     445,624
                  Property and equipment, net .........      27,083
                  Prepaid expenses ....................      43,000
                                                           --------
                                                            557,083
                                                           --------
           Liabilities assumed:
                  Accounts payable ....................     153,357
                  Income taxes payable ................      34,000
                  Capital lease obligation ............      13,142
                                                           --------
                                                            200,499
                                                           --------

           Net assets acquired ........................     356,584
           Goodwill ...................................     229,144

           Purchase price .............................    $585,728

     The purchase price was determined based on the book value per common share of Pharmacy Buying Association, Inc. determined December 31, 2000 as adjusted for the January 4, 2001 stock split (832 shares x $704 per common share).

     The accompanying consolidated financial statements include the operations of Legend for 2002 and 2001. Legend's pro forma information for 2000 is as follows:

                                              Unaudited
                                              ----------
     Revenues ...........................     $7,065,367
                                              ==========

     Net income .........................     $    6,246
                                              ==========

     Earnings per share .................     $     7.51
                                              ==========

3.   Accounts receivable:

                                                      2002             2001
                                                   -----------      -----------
Membership ...................................     $ 1,531,471      $   637,519
Distribution center ..........................       6,801,398        5,934,364
Program and third-party administration .......           2,459
                                                   -----------      -----------
                                                     8,332,869        6,574,342
Allowance for doubtful accounts ..............        (194,000)        (194,000)
                                                   -----------      -----------
                                                    $8,138,869       $6,380,342
                                                    ==========       ==========

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

3. Accounts receivable (continued):

                                                       2002              2001              2000
                                                     --------          ---------         --------
     Allowance for doubtful accounts:
       Balance at beginning of year ...........      $194,000          $  43,632         $ 61,818
       Charges to costs and expenses ..........        80,343            327,713            5,526
       Bad debts written off ..................       (15,343)          (177,345)
       Recoveries .............................       (65,000)                            (23,712)
                                                     --------          ---------         --------
       Balance at end of year .................      $194,000          $ 194,000         $ 43,632
                                                     ========          =========         ========

4. Property and equipment:
                                                     2002               2001
                                                   ----------       ----------
     Furniture and fixtures ..................     $  298,809       $  299,708
     Equipment ...............................        713,516          642,662
     Software ................................        400,362          386,001
                                                   ----------       ----------
                                                    1,412,687        1,328,371
     Accumulated depreciation ................       (959,578)        (730,649)
                                                   ----------       ----------
                                                   $  453,109       $  597,722
                                                   ==========       ==========

     Depreciation expense, included in general and administrative expenses, was $241,318, $193,535 and $143,014 for the years ended December 31, 2002, 2001 and 2000, respectively.

5. Investment in and advances to affiliate:

     The Company owned 41.6% and 49.1% of DataRx Management, Incorporated (DataRx) as of December 31, 2002 and 2001, respectively, as a result of its direct investment in DataRx (in 2000) and its acquisition of Legend (in
     2001) (Note 2). DataRx performs the technological functions of capturing and switching pharmaceutical claim data for its pharmacy clients.

     The Company is not involved in the management of DataRx, has no representation on the DataRx Board of Directors, is not a guarantor of any DataRx obligations, has no additional funding commitments, and has agreed not to acquire additional stock above 50% of the outstanding stock of DataRx. The Company accounts for its investment in DataRx on the equity method.

     The unaudited results of operations of DataRx for 2002 and 2001 reported a net loss of approximately $100,000 each year. The Company fully reserved its investment in ($100,000 in 2000) and advances to ($180,000 in 2001) DataRx by a charge to general and administrative expense of $280,000 in 2001.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

6. Bank line of credit:

      The Company has a $7,000,000 bank line of credit. Interest is computed on outstanding balances at prime (4.75% at December 31, 2002). At December 31, 2002, $3,000,000 was outstanding on this line. At December 31, 2001, there were no amounts outstanding against this line. The line is secured by substantially all the assets of the Company.

      As of February 2, 2003, the maximum amount available on this bank line of credit was reduced to $5,000,000. The line matures on June 30, 2003.

7.   Long-term debt:
                                                                 2002      2001
                                                                 ----      ----
     Bank note, collateralized by an automobile,
     interest at 8.1%, payable in monthly
     installments of $364 including interest,
     due April, 2004. This note was paid in full
     during 2002 ............................................            $ 9,549

     Promissory note for acquisition of common
     stock, unsecured, interest at 9.5%,
     payable in quarterly installments of $1,268
     including interest, due October 1, 2005. This
     note was paid in full during 2002 ......................             16,204
                                                                         -------
                                                                          25,753
     Less current portion ...................................              7,417
                                                                         -------
                                                              $   --     $18,336
                                                              =======    =======

     All interest costs have been expensed.

8. Leases:

      The Company leases warehouse space, office space and equipment under non-cancelable operating leases with terms ranging from two to five years. The warehouse and office leases require the Company to pay taxes, insurance and maintenance. Rent expense, included in general and administrative expenses, for 2002, 2001 and 2000 was as follows:

                                      2002         2001         2000
                                    --------     --------     --------
     Warehouse ..................   $193,573     $ 59,839     $ 37,097
     Office .....................    134,899      119,981       64,360
     Equipment ..................      6,305        6,725          765
                                    --------     --------     --------
                                    $334,777     $186,545     $102,222
                                    ========     ========     ========

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

8. Leases (continued):

      Future minimum payments for operating leases having terms of one year or more are as follows:

                Year ending
               December 31,                    Amount
               -------------                 ---------
                   2003 .................    $ 312,241
                   2004 .................      323,645
                   2005 .................      113,630
                   2006 .................      111,540

9. Profit sharing plan:

      The Company has a profit sharing plan available to all employees who meet the minimum service requirements. The Plan includes salary deferral features described in Section 401(k) of the Internal Revenue Code.

      All administrative costs of the Plan, except investment fees, are paid by the Company. Non-matching employer contributions are determined annually and are at the discretion of the Board of Directors. Mandatory employer matching contributions are 16% of employee contributions up to 8% of the individual participant's compensation. Employer contributions to the Plan for 2002, 2001 and 2000, included in general and administrative expenses, were $20,979, $14,358 and $9,349, respectively.

10. Income taxes:

      The provision for income taxes consists of:

                                          2002          2001          2000
                                       ----------    ----------    ---------
      Current:
         Federal ...................   $  918,368    $  879,811    $ 648,631
         State and city ............      215,376       181,755      152,098
                                       ----------    ----------    ---------
                                        1,133,744     1,061,566      800,729
      Deferred (credit) ............      (92,000)     (285,000)    (252,000)
                                       ----------    ----------    ---------
      Income tax expense ...........   $1,041,744    $  776,566    $ 548,729
                                       ==========    ==========    =========

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

10. Income taxes (continued):

      The effective income tax rate differed from the statutory federal income tax rate primarily due to the following:

                                                         2002     2001     2000
                                                         ----     ----     ----
      Statutory federal income tax rate ............     34.0%    34.0%    34.0%

      Tax effect of:
          State income taxes, net of federal benefit      5.0      5.0      5.0
          Change in accounting method used for tax
           from cash to accrual ....................     (1.0)    (1.6)    (2.6)
          Other temporary differences ..............      2.3      (.2)     (.7)
                                                         ----     ----     ----

      Effective income tax rate ....................     40.3%    37.2%    35.7%
                                                         ====     ====     ====

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                2002      2001
                                                             --------   --------
      Deferred tax assets:
        Current:
          Payroll liabilities not paid within 2 1/2 months
           of year-end ....................................  $ 45,500
          Allowance for uncollectible accounts ............    73,500
          Investment in and advances to affiliate .........  $ 74,000     38,000
                                                             --------   --------

          Total gross deferred tax assets .................    74,000    157,000
          Valuation allowance .............................      --         --
                                                             --------   --------
                                                               74,000    157,000
                                                             --------   --------
      Deferred tax liabilities:
        Current:
            Section 481 adjustment resulting from
            cash to accrual method change of
            accounting for tax purposes ...................   175,000    175,000
                                                             --------   --------

          Net current deferred tax liability ..............  $101,000   $ 18,000
                                                             ========   ========

        Long-term:
          Tax depreciation in excess of financial reporting  $  7,000   $  7,000
          Section 481 adjustment resulting from cash to
            accrual method change of
            accounting for tax purposes
                                                                         175,000
                                                             --------   --------
          Non-current deferred tax liability ..............  $  7,000   $182,000
                                                             ========   ========

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

11. Commitment:

      As consideration for the endorsement of an industry trade group, TrueCare pays the trade group 1% of all TrueCare member contract purchases. The agreement automatically renews at the same terms unless canceled within 180 days of expiration by either party. Trade group endorsement fees, included in operating costs, were $152,000, $163,043 and $138,054 for the years ended December 31, 2002, 2001 and 2000, respectively.

12. Advertising costs:

      The Company expenses advertising costs as incurred. Advertising expense, included in operating costs, was $55,704, $100,722 and $56,685 for the years ended December 31, 2002, 2001 and 2000, respectively.

13. Quarterly results of operations (unaudited):

      The quarterly results of operations (unaudited) for 2002, 2001 and 2000 are as follows:

                                                                Quarter ended,
                                             ------------------------------------------------------
                                               March 31      June 30      September 30  December 31
                                             -----------   -----------    ------------  -----------
     2002:
       Revenues .........................    $26,400,494   $33,699,291    $38,980,051   $37,917,611
       Gross profit .....................      1,793,426     2,312,190      2,083,527     1,813,343
       Net income .......................        260,186       709,179        304,812       267,487
       Basic earnings per share .........          23.12         62.99          27.05         23.76

     2001:
       Revenues .........................    $14,916,803   $20,008,284    $28,394,499   $27,095,084
       Gross profit .....................      1,730,243     1,775,960      1,742,721     1,959,837
       Net income .......................        466,052       462,035        180,007       202,234
       Basic earnings per share .........          40.95         40.60          15.82         17.77

     2000:
       Revenues .........................    $ 3,183,539   $ 4,288,629    $ 5,791,316   $ 8,741,875
       Gross profit .....................        975,364     1,229,228      1,532,903       582,291
       Net income (loss) ................        171,901       380,969        512,636       (78,135)
       Basic earnings (loss) per share ..          16.60         36.80          49.52         (7.55)

14. Subsequent event:

      In January 2003, the Board of Directors approved an amendment to the articles of incorporation to increase the authorized shares of common stock to 3,000,000 shares with a par value of $.01. A shareholder vote to approve this amendment will be taken in accordance with the articles of incorporation and Missouri law.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

      Our board of directors currently consists of 10 members, all of whom are pharmacists. Our directors own or operate member pharmacies and are elected by the shareholders. None of our directors are employees of TrueCare, although each of the directors transacts business with us as an owner of one or more member pharmacies. See "Item 7. Certain Relationships and Related Transactions."

      Directors are divided into three classes. The appropriate class is elected at each annual meeting of the shareholders. As a result of our transaction with TPC, the size of our board was increased to 17 members in January 2001. During 2001, our board decided to reduce the size of the board to 12 members and therefore no directors were elected to fill the five vacancies at the 2001 annual meeting of shareholders. Tammy Gray resigned from the board in May 2002. The board has decided to further reduce the size of the board to 11 members, and therefore Ms. Gray's position has not been filled. The board intends to review this issue in 2003. Nick Smock, our President, had been appointed to the Board by the directors in 1999 pursuant to our bylaws, but he resigned as a director in September 2002. Since he was appointed due to his position as President, he will not be replaced as a director.

      In order to preserve the division of directors into three classes, the board moved three directors into a third class, which directors were nominated and elected for a two-year term at the 2002 annual meeting of shareholders, in addition to the election of three directors for a three-year term. Our executive officers are appointed by and serve at the discretion of our board of directors. There are no family relationships between any of our directors and/or any executive officers.

      Set forth below is the name, age, position, term of office and a brief account of the business experience, including principal occupation or position, of each person who is a director or executive officer of the registrant.

   Name                            Age                      Present Position                     Term Expires
   ----                            ---                      ----------------                     ------------
   Michael Burns ..............    36                      Chairman, Director                         2003
   Nick Smock .................    44                        President, CEO                      Not Applicable
   Donald Raby ................    34         Vice President Finance/Human Resources, CFO,       Not Applicable
                                                         Treasurer, Secretary
   Gene Forrester .............    51                Director, Assistant Treasurer                    2003
   Steve Erickson .............    52                           Director                              2003
   Charles M. Miller ..........    50                           Director                              2004
   John Raniero ...............    45                           Director                              2004
   Phillip Rozell .............    51                           Director                              2003
   Gary Foster ................    57                           Director                              2004
   Steve Stephenson ...........    53                   Vice Chairman, Director                       2005
   Carlos Solis ...............    43                           Director                              2005
   David Dubose ...............    52                Director, Assistant Secretary                    2005
   Clark Balcom ...............    36        Vice President, IT and Distribution Operations      Not Applicable
   Robert Breaman .............    42             Vice President, Sales and Marketing            Not Applicable

      Michael Burns has served on our board and as Chairman since 1997. Mr. Burns owns and operates Burns Pharmacy, Inc., which operates seven retail pharmacies in Missouri and Kansas. Mr. Burns received his Bachelor of Science in Pharmacy from the University of Kansas in 1989.

      Nick Smock has served as our President since 1998 and as a director from 1999 to 2002, and as CFO and CEO from 1998 to 2002. Mr. Smock has been with TrueCare since 1994 and prior to 1998 served as our Vice President and Director of Contracts. He spent several years as a practicing pharmacist prior to coming to TrueCare. Mr. Smock received his Bachelor of Science in Pharmacy from the University of Missouri in 1983, his Masters of Business Administration in Finance from the University of Missouri-Kansas City in 1990, and his Doctor of Pharmacy from the University of Missouri-Kansas City in 2002.

      Donald Raby became Vice President, Finance and Human Resources, Chief Financial Officer (CFO), Treasurer and Secretary of the Company in September 2002. Mr. Raby received his Bachelors of Science in Accounting from William Jewell College in 1996. He is a Certified Public Accountant (CPA) in the State of Missouri, a member of the American Institute of Certified Public Accountants (AICPA), and has worked in public accounting, tax, and litigation consulting, as well as retail pharmacy and wholesale distribution environments.

      Gene Forrester served on our board from 1989 to 1994 and was re-elected to the board in 1997. Mr. Forrester served as Treasurer of the board from 1997 to September 2002, when he became Assistant Treasurer of the Company. Mr. Forrester is the owner of D&H Drug Stores located in Columbia, Missouri. Mr. Forrester received his Bachelor of Science in Pharmacy from St. Louis College of Pharmacy in 1974.

      James (Steve) Erickson has served on our board since 1997. Mr. Erickson is President of KCJSE d/b/a The Drug Store and Director of Pharmacy at the Cameron Community Hospital, each located in Cameron Missouri. Mr. Erickson received his Bachelor's of Science in Pharmacy from the University of Missouri-Kansas City in 1975.

      Charles (Mike) Miller has served on our board since 1999. Mr. Miller is a staff pharmacist and CEO of Miller Professional Pharmacy located in Platte City, Missouri. Mr. Miller received his Bachelor of Science in Pharmacy from the University of Missouri - Kansas City in 1975.

      John Raniero has served on our board since 1999. Mr. Raniero is the vice president of Goldsmith Pharmacy, located in St. Louis, Missouri. Mr. Raniero received his Bachelor of Science in Pharmacy from the St. Louis College of Pharmacy in 1980.

      Phillip Rozell has served on our board since 2000. Mr. Rozell is president and sole owner of R & R Medical, Inc., which owns one pharmacy in Missouri under the name Family Pharmacy of Neosho and one pharmacy in Arkansas under the name Southgate Pharmacy. Mr. Rozell received his Bachelor of Science in Pharmacy from the University of Arkansas in 1974.

      Gary Foster has served on our board since January 2001 and previously served on the board of directors of Texas Pharmacy Co-op, Inc. Mr. Foster is a pharmacist at Foster Drug Co. located in Pittsburg, Texas.

      Quincy (Steve) Stephenson has served on our board since January 2001 and previously served on the board of directors of Texas Pharmacy Co-op, Inc. Mr. Stephenson is a pharmacist at S & R Pharmacy located in Kirbyville, Texas.

      Carlos Solis has served on our board since January 2001 and previously served on the board of directors of Texas Pharmacy Co-op, Inc. Mr. Solis is President and sole owner of Ridgepoint Medical
Medical

Pharmacy, LLC, d/b/a Ridgepoint Pharmacy located in McAllen, Texas.

      David Dubose has served on our board since January 2001 and previously served on the board of directors of Texas Pharmacy Co-op, Inc. Mr. Dubose also served as Secretary of the board from January 2001 to September 2002, when he became Assistant Treasurer of the Company. Mr. Dubose is a pharmacist and owner of Sholars Drug, located in Orange, Texas.

      Clark Balcom has served as our Vice President - Information Technology & Distribution Operations since February 1996. Prior to joining TrueCare, Mr. Balcom served as a Senior Manager of Business and Technology Integration for Andersen Consulting (now Accenture) and worked in the consumer products, transportation, healthcare and financial services industries. Mr. Balcom received his Bachelors of Science in Finance from Iowa State University in 1989.

      Robert Breaman has served as our Vice President - Sales and Marketing since March 1999. From August 1997 to March 1999, Mr. Breaman served as Director of Sales for D & K Healthcare, a regional pharmaceutical wholesaler located in St. Louis, Missouri.

      Except as described above, each of the directors and executive officers has served in the principal occupation or position indicated above for at least the past five years.

Board Committees

      The board has two committees, a Compensation Committee and an Audit Committee. The Compensation Committee makes recommendations to the entire board concerning salaries and compensation for our officers and employees and is comprised of Mike Burns, Steve Stephenson and John Raniero. The Audit Committee monitors our financial reporting process, reviews and appraises the efforts of our outside auditor and provides a direct link between the board, senior management and our auditors. The Audit Committee is comprised of Mike Burns, Mike Miller and Gene Forrester.

ITEM 11. EXECUTIVE COMPENSATION.

Director Compensation

Non-employee directors receive a fee of $400 per day for each board meeting attended. In addition, Mike Burns receives an additional fee of $500 per month for his services as board chairman and an additional $100 per day per meeting. Directors also are reimbursed for their expenses, including meeting-related travel and lodging at the meeting location.

Executive Officer Compensation

      The following table provides certain historical, summary information concerning compensation paid by us to our President and each additional executive officer whose salary and bonus exceeded an aggregate of $100,000 in the year ended December 31, 2002.

                           Summary Compensation Table

                                                       Annual Compensation
                                          ------------------------------------------------
                                                                             All other
    Name and Principal Position           Year      Salary       Bonus     Compensation(1)
    ---------------------------           ----      ------       -----     ---------------
Nick Smock                                2002     $182,280     $30,000         $  863
President/CEO                             2001     $180,900     $30,000         $1,680
                                          2000     $144,842     $ 7,500(2)      $1,680

Clark Balcom                              2002     $154,333     $26,000         $1,441
Vice President - Information              2001     $150,850     $26,000         $1,680
Technology                                2000     $121,591     $10,000         $1,680

Harvey Rogers(3)                          2002     $75,226      $25,000         $1,002
Vice President - Managed                  2000     $108,808     $13,781(4)      $1,246
Care/Third Party

Robert Breaman                            2002     $123,809     $15,000         $  639
Vice President - Sales                    2001     $100,355     $ 8,000           -0-
                                          2000     $ 88,076     $ 6,200           -0-

-----------

(1) Consists of contributions made on behalf of the named executive officer to The registrant's 401(k) Plan.

(2) Consists of 10 shares of common stock issued to Mr. Smock with an assigned value at the time of issuance of $7,500.

(3) Harvey Rogers resigned from his position as Vice President - Managed Care/Third Party on June 13, 2002

(4) Includes 9 shares of common stock issued to Mr. Rogers with an assigned value at the time of issuance of $6,750.

Employment Agreement

      We have an employment agreement with Nick Smock pursuant to which Mr. Smock acts as our President/CEO. The agreement expires on December 31, 2005, but the board and Mr. Smock may renew or extend the term of the agreement for one or more years. We can terminate the agreement prior to March 31, 2004 for cause, upon vote of at least 75% of the directors on our board and payment of 120 days' salary to Mr. Smock. Mr. Smock also may terminate the agreement prior to December 31, 2005 upon 60 days' written notice. During the period of his employment, Mr. Smock will receive an annual salary of $180,000, as adjusted for inflation based on the Consumer Price Index.

      We also have an employment agreement with Don Raby pursuant to which Mr. Raby acts as our Vice President, Finance and Human Resources and our Chief Financial Officer. The agreement expires on December 31, 2003, but the board and Mr. Raby may renew or extend the term of agreement for one or more years. We can terminate the agreement prior to December 31, 2003 for cause upon vote of at least 75% of the directors on our board and payment of 120 days' salary to Mr. Raby. Mr. Raby also may terminate the agreement prior to December 31, 2003 upon 60 days' written notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2002 by:

       each of our directors;

       each of our named executive officers; and

       all of our directors and executive officers as a group.

No shareholder owns more than 5% of our outstanding common stock. We have no options or warrants outstanding. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.
                                                     Number of
                                                     Shares of
                                                   Common Stock      Percent of
                                                   Beneficially     Common Stock
Name and Address of Beneficial Owner(1)               Owned          Outstanding
----------------------------------------           ------------     ------------
Michael Burns ...................................       204             1.8%
Nick Smock ......................................         1             *
Donald Raby .....................................         6             *
Gene Forrester ..................................        88             *
James Erickson ..................................       432             3.8%
Charles Miller ..................................        28             *
John Raniero ....................................        64             *
Phil Rozell .....................................        48             *
Gary Foster .....................................         6             *
Quincy Stephenson ...............................        20             *
Carlos Solis ....................................         4             *
David Dubose ....................................        20             *
Clark Balcom ....................................       120             1.2%
Robert Breaman ..................................        32             *
All of our directors and executive officers
as a group (14 persons) .........................     1,073             9.4%

-------------

* Less than 1%.

(1) The address for each of these shareholders is c/o Pharmacy Buying Association, Inc., 1575 N. Universal Avenue, Suite 100, Kansas City, Missouri 64120.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The directors or the independent pharmacies with which they are affiliated, acting in their capacity as members of our buying association, have purchased products and services from us on the same terms and conditions as every other member, and can be expected to do so in the future.

      Messrs. Foster, Stephenson, Solis and Dubose previously served on the board of directors of

TPC, and were elected to our board in January 2001 as part of the transaction between the registrant and TPC.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

      The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer (the "Senior Reporting Officers") have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)   Changes in Internal Controls

      We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the year ended December 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits:

   Exhibit
   Number                        Description of Document
   -------                       -----------------------
     2.1 Agreement and Plan of Reorganization among the registrant, Texas Pharmacy Co-op, Inc. and Pharmacy Consolidation Corp. dated November 3, 2000(1)

     3.1       Articles of Incorporation of the registrant(1)

     3.2       Amendment to Articles of Incorporation of the registrant(1)

     3.3       Second Amended and Restated Bylaws of the registrant(1)

     4.1       Specimen Common Stock Certificate of the registrant(1)

     4.2 Article VIII of the Second Amended and Restated Bylaws of the registrant, which defines the rights of holders of the securities being registered (included in Exhibit 3.3 above)(1)

    10.1 Employment Agreements between the registrant and Nick Smock and Don Raby dated November 29, 2000 and September 12, 2002, respectively(1)

    10.2 Net Lease dated May 18, 2001 between the registrant and Bob Campbell d/b/a Shady Properties(1)

    10.3 Lease Agreement dated July 7, 1999 between the registrant and Enterprise Properties, L.L.C.(1)

    10.4 First Amendment to Lease dated April 4, 2000 between registrant and Enterprise Properties, L.L.C.(1)

    10.5 Improved Property Commercial Lease dated August 1, 2000 between Texas Pharmacy Co-op, Inc. and Carl A. Parker(1)

    21.1       List of subsidiaries of the registrant(1)

    23.1 Report of Independent Auditors, House Park & Dobratz, P.C. (included in Item 8 above)(2)

    23.2       Consent of House Park & Dobratz, P.C.(2)

    99.1 Certification of CEO and CFO relating to Periodic Report containing Financial Statements(2)

(1) Previously filed as an exhibit to the Form 10 Registration Statement filed on April 30, 2002 (Commission File No. 000-49785).

(2)  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, State of Missouri, on March 28, 2003.

                                        Pharmacy Buying Association, Inc.

                                        By:  /s/ Donald E. Raby II
                                           --------------------------------
                                                 Donald E. Raby II
                                                 Vice President
                                                 Chief Financial Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated.

Signature                        Capacity                         Date
---------                        --------                        ------
/s/ Mike Burns                   Chairman, Director              March 28, 2003
------------------------
Michael Burns

/s/ Nick Smock                   President, CEO                  March 28, 2003
------------------------
Nick Smock

/s/ Don Raby                     Vice President, CFO             March 28, 2003
------------------------
Donald Raby

/s/ Gene Forrester               Director                        March 28, 2003
------------------------
Gene Forrester

/s/ Steve Erickson               Director                        March 28, 2003
------------------------
Steve Erickson

/s/ Mike Miller                  Director                        March 28, 2003
------------------------
Mike Miller

/s/ John Raniero                 Director                        March 28, 2003
------------------------
John Raniero

/s/ Phil Rozell                  Director                        March 28, 2003
------------------------
Phil Rozell

/s/ Gary Foster                  Director                        March 28, 2003
------------------------
Gary Foster

/s/ Steve Stephenson             Vice Chairman, Director         March 28, 2003
------------------------
Steve Stephenson

/s/ Carlos Solis                 Director                        March 28, 2003
------------------------
Carlos Solis

/s/ David Dubose                 Director                        March 28, 2003
------------------------
David Dubose