Form 10-Q
period 2003-03-31
PHARMACY BUYING ASSOCIATION INC
filed 2003-05-15
CIK 1070110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from     to

                             Commission File Number

                        Pharmacy Buying Association, Inc.
             (Exact name of registrant as specified in its charter)

            Missouri                                             43-1482785
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1575 N. Universal Ave., Suite 100, Kansas City, Missouri           64120
        (Address of principal executive offices)                 (Zip Code)

                (816) 245-5700
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

At March 31, 2003, 11,380 shares of common stock, $1.00 par value, of the registrant were outstanding.

Total number of pages 20.

                        Pharmacy Buying Association, Inc.
                                 INDEX FORM 10-Q



Part I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002

           Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)

           Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)

           Notes to Consolidated Financial Statements (unaudited)

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK

       ITEM 4 - CONTROLS AND PROCEDURES

Part II - OTHER INFORMATION

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
       HOLDERS

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                          INDEX TO FINANCIAL STATEMENTS

Consolidated financial statements:

            Consolidated balance sheets as of March 31, 2003 (unaudited) and December 31, 2002

            Consolidated statements of operations for the three months ended March 31, 2003 and 2002 (unaudited)

            Consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 (unaudited)

            Notes to consolidated financial statements (unaudited)

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                           CONSOLIDATED BALANCE SHEETS

                           ASSETS
                                                       (Unaudited)
                                                         March 31,      December 31,
                                                           2003             2002
                                                       ------------     ------------
Current assets:
   Accounts receivable                                 $  8,114,025     $  8,138,869
   Inventories                                            9,257,655        8,185,885
   Prepaid expenses                                         176,755          152,374
                                                       ------------     ------------
           Total current assets                          17,548,435       16,477,128

Investment                                                  500,000          500,000
Property and equipment                                      420,325          453,109
Goodwill                                                    229,144          229,144
Other assets                                                 17,890           17,890
                                                       ------------     ------------
                                                       $ 18,715,794     $ 17,677,271
                                                       ============     ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Checks written in excess of cash in bank            $    567,444     $    321,386
   Bank line of credit                                                     3,000,000
   Accounts payable                                      10,746,965        7,083,642
   Accrued payroll                                          135,182           81,978
   Deferred revenue                                         220,076          282,200
   Income taxes payable                                      58,316          159,356
   Deferred income taxes                                    101,000          101,000
                                                       ------------     ------------
           Total current liabilities                     11,828,983       11,029,562
                                                       ------------     ------------
Deferred income taxes                                         7,000            7,000
                                                       ------------     ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par; authorized 30,000
    shares; issued 11,380 shares                             11,380           11,380
   Capital in excess of par value                         1,468,255        1,468,255
   Retained earnings                                      5,768,978        5,363,178
                                                       ------------     ------------
                                                          7,248,613        6,842,813
   Treasury stock                                          (368,802)        (202,104)
                                                       ------------     ------------
                                                          6,879,811        6,640,709
                                                       ------------     ------------
                                                       $ 18,715,794     $ 17,677,271
                                                       ============     ============

                 See notes to consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months ended March 31,
                                                        -----------------------------
                                                            2003             2002
                                                        ------------     ------------
Revenues:
   Distribution center (including revenues generated
   from businesses owned by members of the Board
   of Directors of $3,814,968 and $3,896,352 for
   the three months ended March 31, 2003 and 2002,
   respectively                                         $ 36,694,049     $ 24,062,194
   Participation programs and fees                           880,610          774,183
   Activity rebates and charges                            1,508,136        1,563,628
   Third party                                                25,701          (17,705)
                                                        ------------     ------------
                                                          39,108,496       26,382,300
                                                        ------------     ------------
Cost of revenues:
   Distribution center                                    35,467,171       23,458,309
   Participation programs and fees                           205,343          156,713
   Activity rebates                                        1,327,988          973,853
                                                        ------------     ------------
                                                          37,000,502       24,588,875
                                                        ------------     ------------
Gross profit                                               2,107,994        1,793,425
General and administrative expenses                        1,424,021        1,362,285
                                                        ------------     ------------
Income from operations                                       683,973          431,140
                                                        ------------     ------------
Other income (expense):
   Investment income                                           3,922            3,964
   Interest expense                                           (1,505)          (2,351)
                                                        ------------     ------------
                                                               2,417            1,613
                                                        ------------     ------------
Income before income taxes                                   686,390          432,753
Income taxes                                                 280,590          172,567
                                                        ------------     ------------
Net income                                              $    405,800     $    260,186
                                                        ============     ============
Earnings per common share:
   Income available to common stockholders              $    405,800     $    260,186
   Weighted average shares outstanding,
   basic and diluted                                          11,157           11,377
                                                        ------------     ------------
   Basic and diluted earnings per share                 $      36.37     $      22.87
                                                        ============     ============

                 See notes to consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                         2003             2002
                                                                      -----------     ------------
Cash flows from operating activities:
   Net income                                                         $   405,800     $   260,186
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation                                                          50,572          58,711
     Changes in operating assets and liabilities:
       Accounts receivable                                                 24,844        (344,126)
       Inventories                                                     (1,071,770)       (637,742)
       Prepaid expenses                                                   (24,381)         12,024
       Checks written in excess of cash in bank                           246,058
       Accounts payable                                                 3,663,323         869,374
       Accrued payroll                                                     53,204          28,804
       Deferred revenue                                                   (62,124)        (35,310)
       Income taxes payable                                              (101,040)       (500,688)
                                                                      -----------     -----------
                  Net cash provided (used) by operating activities      3,184,486        (288,767)
                                                                      -----------     -----------
Cash flows from investing activities, purchase of property
 and equipment                                                            (17,788)        (31,482)
                                                                      -----------     -----------
Cash flows from financing activities:
   Payments on bank line of credit                                     (3,000,000)
   Acquisition of common stock                                           (166,698)         (4,550)
   Principal payments on long-term debt                                   (12,084)
                                                                      -----------     -----------
                  Net cash used by financing activities                (3,166,698)        (16,634)
                                                                      -----------     -----------
Net decrease in cash                                                           --        (336,883)
Cash, beginning of period                                                      --         614,519
                                                                      -----------     -----------
Cash, end of period                                                   $       (--)    $   277,636
                                                                      ===========     ===========
Supplemental disclosures of cash flow information:
   Cash transactions during the period for:
     Interest paid                                                    $     1,505     $     2,351
                                                                      ===========     ===========
     Income taxes paid                                                $   381,630     $   500,688
                                                                      ===========     ===========

                 See notes to consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Basis of presentation:

      The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include certain disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the statements should be read in conjunction with the Pharmacy Buying Association, Inc., d/b/a TrueCare Pharmacy (the Company) financial statements and notes thereto included in the Company's Annual Report and Form 10-K filed with the Securities and Exchange Commission under File No. 000-49785. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in our annual financial statements. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Company, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not necessarily indicative of the results of operations for the full year.

      Certain reclassifications have been made to the March 31, 2002 unaudited interim financial statements to be consistent with the presentation at March 31, 2003. These reclassifications had no impact on net income or retained earnings.

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

3.    Accounts receivable:

                                                    March 31,       December 31,
                                                      2003              2002
                                                   -----------      -----------

      Membership                                   $ 1,598,882      $ 1,531,471
      Distribution center                            6,709,143        6,801,398
                                                   -----------      -----------
                                                     8,308,025        8,332,869
      Allowance for doubtful accounts                 (194,000)        (194,000)
                                                   -----------      -----------

                                                   $ 8,114,025      $ 8,138,869
                                                   ===========      ===========

4.    Property and equipment:

                                                    March 31,       December 31,
                                                      2003              2002
                                                   -----------      -----------

      Furniture and fixtures                       $   311,926      $   298,809
      Equipment                                        715,740          713,516
      Software                                         402,809          400,362
                                                   -----------      -----------
                                                     1,430,475        1,412,687
      Accumulated depreciation                      (1,010,150)        (959,578)
                                                   -----------      -----------

                                                   $   420,325      $   453,109
                                                   ===========      ===========

      Depreciation expense, included in general and administrative expenses, was $50,572 and $58,711 for the three-month periods ended March 31, 2003 and 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

This discussion and analysis should be read in conjunction with management's discussion and analysis included in the Company's 10-K for the year ended December 31, 2002 and for the notes contained therein.

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

Results of Operation

The following discussion is based on our historical results of operations for the three months ending March 31, 2003 and 2002.

Comparison of Three Months ending March 31, 2003 and 2002

Revenues

Total Revenues. Total revenues for the three months ending March 31, 2003 increased to $39.1 million from $26.4 million over the same period revenues in 2002. The increase of $12.7 million is directly attributable to a corresponding increase in the amount of sales through the distribution center.

Distribution. Revenue from distribution grew from $24.1 million to $36.7 million, representing a 52% increase over the same period in 2002. An increase in product offering combined with rising usage of the distribution center by member pharmacies led to the increase in distribution sales.

Activity Rebates and Charges. Revenues due to rebates and charges held steady at $1.5 million for the three months ending March 31, 2003 compared to the same period in 2002. The amounts held steady despite rising sales through the distribution center due to the write-off of miscellaneous amounts of accrued revenue applicable to 2002. Notwithstanding the adjustments to prior period accruals, revenues applicable to rebates and charges grew by approximately 10% in the 1st Quarter of 2003 against the same period in 2002.

Participation Programs and Fees. For the three months ending March 31, 2003 revenues from participation programs and fees increased by $0.10 million from the corresponding period in 2002. Revenues of $110,000 realized from our 2003 Annual Conference, held in March of 2003, lead to the increase. The 2002 Annual Conference was held in August of 2002.

Third Party. Revenues from third party operations, which are shown net of expenses, increased by approximately $43,000 for the three months ending March 31, 2003 from the same period in 2002. The increase arose from increased revenues from a renewed effort in the Managed Care market.

Cost of Revenues

Distribution Center. Costs of goods sold through the distribution center increased from $23.5 million for the three months ending March 31, 2002 to $35.5 million in 2003. The 51% increase is directly attributable to the increase in sales through the distribution center.

Activity Rebates. Rebates increased from $0.97 million in the first three months of 2002 to $1.3 million in the corresponding period of 2003. The 36% increase in rebates stems from an increase in purchases through our distribution center and the corresponding rebates. In addition, slightly more aggressive rebate incentives offered to our pharmacies resulted in higher rebate expense over 2002 figures.

Participation Programs and Fees. Expenses associated with our programs increased slightly for the three months ending March 31, 2003 compared to the same period in 2002. The increase of $47,000 is due to costs associated with our 2003 Annual Conference held in March of this year as opposed to August of 2002.

General and Administrative. General and administrative expenses rose by $62,000 for the three months ending March 31, 2003 compared to the same period in 2002. The increase of 5% from $1.36 million to $1.42 million is attributable to a normal increase in expenses associated with an increase in revenues, including an increase in warehouse costs and miscellaneous employee-related expenses.

Income from Operations. Net income from operations increased by $0.253 million from $0.43 million for the three months ending September 30, 2002 to $0.68 million for the same period in 2003. This 59% increase is attributable to an increase in the overall revenue streams of the company. As a percent of revenues, income from operations increased from 1.63% of revenues for the first three months of 2002 to 1.74% for the same period in 2003. This percentage increase was a result of a decrease in the level of general and administrative expenses as a percent of revenues, which more than offset increasing amounts of revenues from lower margin sources.

Income Taxes. Income tax expense for the three months ending March 31, 2003 increased to $0.281 million from $0.173 million for the same period in 2002. The increase follows directly from an increase in our taxable income and higher profitability mentioned above.

Liquidity and Capital Resources

Our capital requirements relate primarily to working capital for day-to-day operations, including general and administrative expenses, maintenance of product inventory levels to fulfill our operating commitment to our members and membership rebates, which are paid quarterly. Historically, we have financed our cash requirements from three primary sources: on-going operations, credit established with trade vendors, and borrowings under our line of credit.

For the three months ending March 31, 2003:

      o Net cash provided by (used by) operations was $3.184 million, compared to ($0.289 million) for the same period in 2002. The increase in 2003 was primarily due to a substantial increase in accounts payable to trade vendors, partially offset by an increase in inventories. We anticipate that these trends will continue as we work to finance additional inventory through increasing lines of credit and credit terms with our vendor-partners.

      o Net cash (used by) investing activities was ($18,000), compared to ($31,000) in the same period in 2002, primarily attributable to a reduction in purchases of property and equipment.

      o Net cash provided by (used by) financing activities was ($3.17 million), compared to ($16,000) for the same period in 2002. The significant increase in cash usage was primarily for the repayment of a $3 million borrowing against our line of credit in the 1st Quarter of 2003 and for repurchase of common stock.

We have a $5 million line of credit and a $2 million additional seasonal extension from November 1 through February 1 (the "Credit Agreement") with Bank of America, N.A. that expires on June 30, 2003. Borrowings under the Credit Agreement bear interest at the lender's prime rate, which was 4.50% as of March 31, 2003. The Credit Agreement imposes certain requirements on us, including the maintenance of a minimum tangible net worth. We accessed our line of credit from time to time during 2003. There were no amounts outstanding under the Credit Agreement as of March 31, 2003. We anticipate renewing the credit agreement or obtaining a new bank line of credit upon expiration of our current Credit Agreement.

Cash and cash equivalents as of March 31, 2003 were $0, down from $0.28 million as of March 31, 2002. We believe that our cash equivalents as of March 31, 2002, amounts available under the Credit Agreement, investments, and operating cash flows will be sufficient to meet our anticipated debt service requirements, capital expenditures, and working capital needs at least through the next 12 months. Currently, our anticipated working capital expenditures are composed of ongoing day-to-day operations, including normal general and administrative expenses, maintenance of adequate inventory levels to satisfy our product orders and income taxes. If sales through our distribution center continue to grow, we will be using significant portions of our capital going forward to support increased product inventory levels and shipping expenses. Except as set forth above, we do not currently anticipate incurring any expenses or capital expenditures outside the ordinary course of business.

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

            1. Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

            2. Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

      Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

            15.1. Letter from House Park & Dobratz, P.C. regarding unaudited interim financial information. (Commission File No. 000-49785).

      (b)   Reports on Form 8-K

            The Company did not file a report on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Pharmacy Buying Association, Inc.


Date:  May 14, 2003                  By: /s/  Donald E. Raby II
                                         ---------------------------------------
                                         Donald E. Raby II, CPA
                                         Vice President, Chief Financial Officer