Form 10-Q
period 2003-06-30
PHARMACY BUYING ASSOCIATION INC
filed 2003-08-18
CIK 1070110

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _______ to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

At June 30, 2003, 11,380 shares of common stock, $1.00 par value, of the registrant were outstanding.

Total number of pages 14.

                        Pharmacy Buying Association, Inc.
                                 INDEX FORM 10-Q

                                                                        Page No.
                                                                        --------

Part I - FINANCIAL INFORMATION                                          2

       ITEM 1 - FINANCIAL STATEMENTS                                    2

           Consolidated Balance Sheets as of June 30, 2003
           (unaudited and December 31, 2002                             3

           Consolidated Statements of Operations for the three and
           six months ended June 30, 2003 and 2002(unaudited)           4

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 2003 and 2002(unaudited)               5

           Notes to Consolidated Financial Statements (unaudited)       6

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                            8

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                      12

Part II - OTHER INFORMATION                                             13

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                        13

SIGNATURES                                                              14

EXHIBITS                                                                15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                          INDEX TO FINANCIAL STATEMENTS

Consolidated financial statements:

         Consolidated balance sheets as of June 30, 2003 (unaudited) and December 31, 2002

         Consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 (unaudited)

         Consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 (unaudited)

         Notes to consolidated financial statements (unaudited)

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                  (Unaudited)
                                                                    June 30,           December 31,
                                                                      2003                 2002
                                                                  ------------         ------------
Current assets:
   Accounts receivable                                            $  7,813,176         $  8,138,869
   Inventories                                                       8,564,668            8,185,885
   Prepaid expenses                                                    134,730              152,374
   Refundable income taxes                                             143,759
                                                                  ------------         ------------
                  Total current assets                              16,656,333           16,477,128

Investment                                                             500,000              500,000
Property and equipment                                                 403,108              453,109
Goodwill                                                               229,144              229,144
Other assets                                                            17,890               17,890
                                                                  ------------         ------------

                                                                  $ 17,806,475         $ 17,677,271
                                                                  ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Checks written in excess of cash in bank                       $     91,092         $    321,386
   Bank line of credit                                                                    3,000,000
   Accounts payable                                                 11,012,878            7,083,642
   Accrued payroll                                                      73,853               81,978
   Deferred revenue                                                    153,240              282,200
   Income taxes payable                                                                     159,356
   Deferred income taxes                                               101,000              101,000
                                                                  ------------         ------------
                  Total current liabilities                         11,432,063           11,029,562
                                                                  ------------         ------------

Deferred income taxes                                                    7,000                7,000
                                                                  ------------         ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par; authorized 30,000
    shares; issued 11,380 shares                                        11,380               11,380
   Capital in excess of par value                                    1,468,255            1,468,255
   Retained earnings                                                 6,012,859            5,363,178
                                                                  ------------         ------------
                                                                     7,492,494            6,842,813
   Treasury stock at cost, 1,947 shares at June 30, 2003
    and 358 shares at December 31, 2002                             (1,125,082)            (202,104)
                                                                  ------------         ------------
                                                                     6,367,412            6,640,709
                                                                  ------------         ------------

                                                                  $ 17,806,475         $ 17,677,271
                                                                  ============         ============

                See notes to consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months ended                         Six months ended
                                                              June 30,                                  June 30,
                                                              --------                                  --------
                                                      2003                 2002                 2003                 2002
                                                      ----                 ----                 ----                 ----
Revenues:
   Distribution center (including revenues
   generated from businesses owned by
   members of the Board of Directors of
   $4,158,079 and $4,449,504 for the three
   months ended June 30, 2003 and 2002,
   respectively, and $7,973,047, and
   $8,345,856 for the six months ended
   June 30, 2003 and 2002, respectively           $ 37,662,506         $ 31,538,631         $ 74,356,555         $ 56,032,781

   Participation programs and fees                     700,844              210,439            1,581,454              378,130
   Activity rebates and charges                      1,711,548            1,938,752            3,219,684            3,676,916
   Third party                                          34,557               11,469               60,258               11,958
                                                  ------------         ------------         ------------         ------------
                                                    40,109,455           33,699,291           79,217,951           60,099,785
                                                  ------------         ------------         ------------         ------------
Cost of revenues:
   Distribution center                              36,627,758           30,085,912           72,094,929           53,544,221
   Participation programs and fees                     415,761              136,502              621,104              311,409
   Activity rebates                                  1,076,780            1,164,687            2,404,768            2,138,540
                                                  ------------         ------------         ------------         ------------
                                                    38,120,299           31,387,101           75,120,801           55,994,170
                                                  ------------         ------------         ------------         ------------

Gross profit                                         1,989,156            2,312,190            4,097,150            4,105,615
General and administrative expenses                  1,577,811            1,246,894            3,001,832            2,609,180
                                                  ------------         ------------         ------------         ------------

Income from operations                                 411,345            1,065,296            1,095,318            1,496,435
                                                  ------------         ------------         ------------         ------------

Other income (expense):
   Investment income                                     3,626                6,678                7,548               10,642
   Interest expense                                       (207)              (4,159)              (1,712)              (6,510)
   Gain on disposal of assets                                                 4,786                                     4,786
                                                  ------------         ------------         ------------         ------------
                                                         3,419                7,305                5,836                8,918
                                                  ------------         ------------         ------------         ------------

Income before income taxes                             414,764            1,072,601            1,101,154            1,505,353
Income taxes                                           170,883              363,422              451,473              535,989
                                                  ------------         ------------         ------------         ------------

Net income                                        $    243,881         $    709,179         $    649,681         $    969,364
                                                  ============         ============         ============         ============

Earnings per common share:
   Income available to common
    stockholders                                  $    243,881         $    709,179         $    649,681         $    969,364
   Weighted average shares outstanding,
    basic and diluted                                   10,338               11,373               10,643               11,373
                                                  ------------         ------------         ------------         ------------

   Basic and diluted earnings per share           $      23.59         $      62.36         $      61.04         $      85.23
                                                  ============         ============         ============         ============

                See notes to consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six months ended June 30,
                                                                   2003                2002
                                                                   ----                ----
Cash flows from operating activities:
   Net income                                                  $   649,681         $   969,364
   Adjustments to reconcile net income to net
    cash used by operating activities:
     Depreciation                                                  102,669             117,349
     Deferred income taxes                                                            (119,000)
     Gain on sale of property and equipment                                             (4,786)
     Changes in operating assets and liabilities:
       Accounts receivable                                         325,693            (506,200)
       Inventories                                                (378,783)         (2,026,883)
       Prepaid expenses                                             17,644              33,085
       Refundable income taxes                                    (143,759)
       Other assets                                                (22,314)
       Checks written in excess of cash                           (230,294)
       Accounts payable                                          3,929,236           1,764,491
       Accrued payroll                                              (8,125)            (14,538)
       Deferred revenue                                           (128,960)            (88,367)
       Income taxes payable                                       (159,356)           (500,087)
                                                               -----------         -----------

                  Net cash provided (used) by
                   operating activities                          3,975,646            (397,886)
                                                               -----------         -----------

Cash flows from investing activities:
   Purchase of property and equipment                              (52,668)            (40,938)
   Proceeds from sale of property and equipment                                         10,300
                                                               -----------         -----------

                  Net cash used by investing activities            (52,668)            (30,638)
                                                               -----------         -----------

Cash flows from financing activities:
   Repayment of bank line of credit                             (3,000,000)
   Acquisition of common stock                                    (922,978)            (10,232)
   Principal payments on long-term debt                                                (25,753)
                                                               -----------         -----------

                  Net cash used by financing activities         (3,922,978)            (35,985)
                                                               -----------         -----------

Net decrease in cash                                                    --            (464,509)

Cash, beginning of period                                               --             614,519
                                                               -----------         -----------

Cash, end of period                                            $        --         $   150,010
                                                               ===========         ===========

Supplemental disclosures of cash flow information:
  Cash transactions during the period for:
     Interest paid                                             $     1,712         $     6,510
                                                               ===========         ===========

     Income taxes paid                                         $   754,588         $ 1,155,076
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

2.    New accounting standards:

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, at the beginning of our second quarter 2004. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB's Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," in determining whether a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities ("VIEs"). This interpretation applies to VIEs created or obtained after January 31, 2003, and as of July 1, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe that this standard will have a material impact on our consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

2.    New accounting standards (continued):

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

3.    Accounts receivable:

                                               June 30,          December 31,
                                                 2003                2002
                                                 ----                ----

      Membership                             $ 1,483,415         $ 1,531,471
      Distribution center                      6,521,378           6,801,398
                                             -----------         -----------
                                               8,004,793           8,332,869
      Allowance for doubtful accounts           (191,617)           (194,000)
                                             -----------         -----------

                                             $ 7,813,176         $ 8,138,869
                                             ===========         ===========

4.    Property and equipment:

                                              June 30,           December 31,
                                                2003                2002
                                                ----                ----

      Furniture and fixtures                 $   331,976         $   298,809
      Equipment                                  730,570             713,516
      Software                                   402,809             400,362
                                             -----------         -----------
                                               1,465,355           1,412,687
      Accumulated depreciation                (1,062,247)           (959,578)
                                             -----------         -----------

                                             $   403,108         $   453,109
                                             ===========         ===========

      Depreciation expense, included in general and administrative expenses, was $102,669 and $117,349 for the six-month periods ended June 30, 2003 and 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included in elsewhere in this filing.

This discussion and analysis should be read in conjunction with management's discussion and analysis included in the Company's Form 10-K for the year ended December 31, 2002 and the Company's Form 10-Q for the first quarter ended March 31, 2003 also contained therein.

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

Results of Operation

The following discussion is based on our historical results of operations for the six months ending June 30, 2003 and 2002.

Comparison of Six Months ending June 30, 2003 and 2002

Revenues

Total Revenues. Total revenues for the six months ending June 30, 2003 increased to $79.2 million from $60.1 million over the same period revenues in 2002. The increase of $19.1 million is attributable to a corresponding increase in the amount of sales through the distribution center.

Distribution. Revenue from distribution grew from $56.0 million to $74.3 million, representing a 33% increase over the same period in 2002. An increase in product offering combined with a rising usage of the distribution center by member pharmacies led to the increase in distribution sales.

Activity Rebates and Charges. Revenues due to rebates and charges decreased from $3.7 million for the six months ending June 30, 2002 to $3.2 million for the same period in 2003. The decrease in rebate revenue is directly correspondent to decreasing rebate incentives being offered by manufacturers on certain programs that are utilized by our member pharmacies.

Participation Programs and Fees. For the six months ending June 30, 2003, revenues from participation programs and fees increased by $1.2 million from the corresponding period in 2002. The increase was prompted by a substantial increase in claims submitted and rebate dollars made available by manufacturers on our cash card program.

Third Party. Revenues from third party operations, which are shown net of expenses, increased by approximately $48,000 for the six months ending June 30, 2003 from the same period in 2002. The increase arose primarily from a decrease in expenses in third party programs.

Cost of Revenues

Distribution Center. Costs of goods sold through the distribution center increased from $53.5 million for the six months ending June 30, 2002 to $72.1 million in 2003. The 35% increase is directly attributable to the increase in sales through the distribution center.

Activity Rebates. Rebates increased from $2.1 million in the first six months of 2002 to $2.4 million in the corresponding period of 2003. The increase in rebates stems from an increase in purchases through our distribution center and the corresponding rebates. In addition, slightly more aggressive rebate incentives offered to our pharmacies through the distribution center resulted in higher rebate expense.

Participation Programs and Fees. Expenses associated with our programs increased by $310,000 for the six months ending June 30, 2003 compared to the same period in 2002. The increase in expenses was the result of an increase in processing fees for our cash card program and expenses associated with our annual conference, which was held in the first half of the year instead of later in the year as has been our practice.

General and Administrative. General and administrative expenses rose by $0.39 million for the six months ending June 30, 2003 compared to the same period in 2002. The increase of 18% from $2.6 million to $3.0 million is attributable to a normal increase in expenses associated with an increase in revenues, including an increase in warehouse costs, information technology costs, and salaries and wages.

Income from Operations. Net income from operations decreased by $0.40 million from $1.5 million for the six months ending June 30, 2002 to $1.1 million for the same period in 2003. This 27% decrease is attributable to a modest decrease in gross margins and a modest increase in general and administrative expenses, both discussed above.

Income Taxes. Income tax expense for the six months ending June 30, 2003 decreased to $0.45 million from $0.53 million for the same period in 2002. The $85,000 decrease follows directly from a decrease in our taxable income and lower profitability.

Comparison of Three Months ending June 30, 2003 and 2002

Revenues

Total Revenues. 2nd Quarter 2003 saw total revenues increase to $40.1 million from $33.7 million over the same period revenues in 2002. The increase of $6.4 million is attributable to a corresponding increase in the amount of sales through the distribution center.

Distribution. For 2nd Quarter 2003, revenues grew from $31.5 million to $37.7 million, representing a 20% increase over the same period in 2002. An increase in product offering combined with a rising usage of the distribution center by member pharmacies led to the increase in distribution sales.

Activity Rebates and Charges. Revenues due to rebates and charges retreated from $1.9 million in the 2nd Quarter of 2002 to $1.7 million in the 2nd Quarter 2003. The slight decrease in rebate revenue is directly correspondent to decreasing rebate incentives being offered by manufacturers on certain programs that are utilized by our member pharmacies.

Participation Programs and Fees. For 2nd Quarter 2003, revenues from participation programs and fees increased by $0.49 million from the corresponding period in 2002. The increase was prompted by a substantial increase in claims submitted and incentive dollars made available by manufacturers on our cash card program along with monies collected toward our annual conference.

Third Party. Revenues from third party operations, which are shown net of expenses, increased by approximately $23,000 from the 2nd Quarter 2002 to the 2nd Quarter 2003. The increase arises primarily from a decrease in expenses in third party programs.

Cost of Revenues

Distribution Center. Costs of goods sold through the distribution center increased from $30.1 million in the 2nd Quarter of 2002 to $36.6 million in the 2nd Quarter of 2003. The 22% increase is directly attributable to the increase in sales through the distribution center.

Activity Rebates. Rebates decreased slightly from $1.2 million in the 2nd Quarter of 2002 to $1.1 million in the corresponding period of 2003. The mild decrease stems from an increasing number of generic drugs being introduced into the market without any significant form of rebate available. Therefore, we are unable to provide our member pharmacies with a rebate on those products.

Participation Programs and Fees. Expenses associated with our programs increased by $279,000 in the 2nd Quarter of 2003 compared to the 2nd Quarter of 2002. The substantial increase in expenses is a result of a substantial increase in claims submitted and incentive dollars shared back to our members on our cash card program along with monies expended toward our annual conference.

General and Administrative. General and administrative expenses rose from $1.2 million in the 2nd Quarter of 2002 to $1.6 million in the 2nd Quarter of 2003. The increase of 26% is attributable to a normal increase in expenses associated with an increase in revenues and operations, including an increase in warehouse costs, information technology costs, and salaries and wages.

Income from Operations. Net income from operations decreased by $0.65 million from 2nd Quarter 2002 to 2nd Quarter 2003. This 61% decrease is attributable to decreasing rebate incentives and increases in general and administrative expenses, both described above.

Income Taxes. 2nd Quarter 2003 Income tax expense decreased by $0.19 million compared to 2nd Quarter 2002. The decrease is directly attributable to a decrease in taxable income of approximately $0.65 million for the comparative periods.

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

For the six months ending June 30, 2003:

      o Net cash provided by (used by) operations was $4.0 million, compared to ($0.40 million) for the same period in 2002, primarily due to a substantial increase in our accounts payable and a slight decrease in our accounts receivables. A modest increase in inventories and cash expended for income taxes partially offset the inflow from operations.

      o Net cash (used by) investing activities was ($53,000), compared to ($30,000) in the same period in 2002, primarily attributable to the purchase of property and equipment.

      o Net cash provided by (used by) financing activities was ($3.9 million), compared to ($36,000) for the same period in 2002, primarily as a result of repayments on our line of credit of $3 million and the repurchase of common stock.

We have a $5 million line of credit and a $2 million additional seasonal extension from November 1 through February 1 (the "Credit Agreement") with Bank of America, N.A. that expires on June 30, 2004. Borrowings under the Credit Agreement bear interest at the lender's prime rate, which was 4.50% as of June 30, 2003. The Credit Agreement imposes certain requirements on us, including the maintenance of a minimum tangible net worth. We accessed our line of credit from time to time during 2003. There were no amounts outstanding under the Credit

Agreement as of June 30, 2003. We anticipate renewing the credit agreement or obtaining a new bank line of credit upon expiration of our current Credit Agreement.

Cash and cash equivalents as of June 30, 2003 were flat from the beginning of the year. The June 30, 2003 balance is lower than the cash and cash equivalents balance for the six months ending June 30, 2002, which was $150,000. We believe that our cash equivalents as of June 30, 2003, amounts available under the Credit Agreement, and operating cash flows will be sufficient to meet our anticipated capital expenditure requirements at least through the next 12 months. Currently, our anticipated capital expenditures are composed of ongoing day-to-day operations, including normal general and administrative expenses, maintenance of adequate inventory levels to satisfy our product orders and income taxes. If sales through our distribution center continue to grow, we will be using significant portions of our capital going forward to support our product inventory levels. Except as set forth above, we do not currently anticipate incurring any expenses or capital expenditures outside the ordinary course of business.

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

The interest payable on our Credit Agreement is based on variable interest rates and is therefore affected by changes in market interest rates. While as of June 30, 2003, no amounts were outstanding under the Credit Agreement, to the extent interest rates rise when we do borrow money under the Credit Agreement, our interest expense will increase.

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

                                   Pharmacy Buying Association, Inc.


Date: August 17, 2003              By: /s/ Donald E. Raby II
                                       -----------------------------------------
                                       Donald E. Raby II, CPA
                                       Vice President, Chief Financial Officer