Form 10-Q
period 2003-09-30
PHARMACY BUYING ASSOCIATION INC
filed 2003-11-14
CIK 1070110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

At September 30, 2003, 8,024 shares of common stock, $1.00 par value, of the registrant were outstanding.

Total number of pages 20.

                        Pharmacy Buying Association, Inc.
                                 INDEX FORM 10-Q

                                                                        Page No.
                                                                        --------

Part I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of September 30, 2003
           (unaudited) and December 31, 2002                            2

           Consolidated Statements of Operations for the three and
           nine months ended September 30, 2003 and 2002 (unaudited)    3

           Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2003 and 2002 (unaudited)         4

           Notes to Consolidated Financial Statements (unaudited)       5 - 7

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                            8 - 12

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                      13

       ITEM 4 - CONTROLS AND PROCEDURES                                 13

Part II - OTHER INFORMATION

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                        14 - 15

SIGNATURES                                                              16

CERTIFICATIONS                                                          17 - 20

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                (Unaudited)
                                                               September 30,       December 31,
                                                                    2003               2002
                                                                    ----               ----
Current assets:
   Accounts receivable                                          $  8,612,782       $  8,138,869
   Inventories                                                     6,783,163          8,185,885
   Prepaid expenses                                                   92,146            152,374
   Refundable income taxes                                            15,537
   Deferred income taxes                                              34,000
                                                                ------------       ------------
                  Total current assets                            15,537,628         16,477,128

Municipal bond                                                       500,000            500,000
Property and equipment                                               377,035            453,109
Goodwill                                                             229,144            229,144
Other assets                                                          17,890             17,890
                                                                ------------       ------------

                                                                $ 16,661,697       $ 17,677,271
                                                                ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Checks written in excess of cash in bank                     $    513,814       $    321,386
   Bank line of credit                                                                3,000,000
   Accounts payable                                               10,312,523          7,083,642
   Accrued payroll                                                   138,082             81,978
   Deferred revenue                                                   77,624            282,200
   Income taxes payable                                                                 159,356
   Deferred income taxes                                                                101,000
                                                                ------------       ------------
                  Total current liabilities                       11,042,043         11,029,562
                                                                ------------       ------------

Deferred income taxes                                                  7,000              7,000
                                                                ------------       ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par; authorized 30,000
    shares; issued 11,380                                             11,380             11,380
   Capital in excess of par value                                  1,468,255          1,468,255
   Retained earnings                                               6,080,906          5,363,178
                                                                ------------       ------------
                                                                   7,560,541          6,842,813
   Treasury stock at cost, 3,356 shares at September 30,
    2003 and 358 shares at December 31, 2002                      (1,947,887)          (202,104)
                                                                ------------       ------------
                                                                   5,612,654          6,640,709
                                                                ------------       ------------

                                                                $ 16,661,697       $ 17,677,271
                                                                ============       ============

                See notes to consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended                      Nine months ended
                                                           September 30,                          September 30,
                                                           -------------                          -------------
                                                     2003                2002                2003               2002
                                                     ----                ----                ----               ----
Revenues:
   Distribution center (including revenues
    generated from businesses owned by
    members of the Board of Directors of
    $5,462,842 and $4,535,272 for the
    three months ended September 30, 2003
    and 2002, respectively, and $13,435,889
    and $12,881,128 for the nine months
    ended September 30, 2003 and 2002,
    respectively                                 $ 37,571,404       $  36,820,388       $ 111,927,959       $ 92,853,169

   Participation programs and fees                    542,982             275,749           2,124,436            653,879

   Third party                                         34,267              55,497              94,525             67,455
                                                 ------------       -------------       -------------       ------------
                                                   38,148,653          37,151,634         114,146,920         93,574,503
                                                 ------------       -------------       -------------       ------------
Cost of revenues:
   Distribution center                             36,344,299          34,859,189         107,624,312         86,865,034
   Participation programs and fees                    184,263             208,918             805,367            520,327
                                                 ------------       -------------       -------------       ------------
                                                   36,528,562          35,068,107         108,429,679         87,385,361
                                                 ------------       -------------       -------------       ------------

Gross profit                                        1,620,091           2,083,527           5,717,241          6,189,142
General and administrative expenses                 1,501,169           1,347,481           4,503,001          3,956,661
                                                 ------------       -------------       -------------       ------------

Income from operations                                118,922             736,046           1,214,240          2,232,481
                                                 ------------       -------------       -------------       ------------

Other income (expense):
   Investment income                                    2,245               3,779               9,793             14,421
   Interest expense                                    (5,833)             (7,686)             (7,545)           (14,196)
   Gain on sale of property and equipment                                                                          4,786
                                                 ------------       -------------       -------------       ------------
                                                       (3,588)             (3,907)              2,248              5,011
                                                 ------------       -------------       -------------       ------------

Income before income taxes                            115,334             732,139           1,216,488          2,237,492
Income taxes                                           47,287             427,327             498,760            963,316
                                                 ------------       -------------       -------------       ------------

Net income                                       $     68,047       $     304,812       $     717,728       $  1,274,176
                                                 ============       =============       =============       ============

Earnings per common share:
   Income available to common
    stockholders                                 $     68,047       $     304,812       $     717,728       $  1,274,176
   Weighted average shares outstanding,
    basic and diluted                                   8,412              11,268               9,891             11,337
                                                 ------------       -------------       -------------       ------------

   Basic and diluted earnings per share          $       8.09       $       27.05       $       72.56       $     112.39
                                                 ============       =============       =============       ============

   The accompanying notes are an integral part of the consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine months ended September 30,
                                                                        -------------------------------
                                                                            2003              2002
                                                                            ----              ----
Cash flows from operating activities:
   Net income                                                           $   717,728       $ 1,274,176
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation                                                           156,669           175,677
     Deferred income taxes                                                 (135,000)          (88,000)
     Gain on sale of property and equipment                                                    (4,786)
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (473,913)       (2,231,503)
       Inventories                                                        1,402,722        (1,188,675)
       Prepaid expenses                                                      60,228            68,677
       Refundable income taxes                                              (15,537)
       Other assets                                                                           (22,314)
       Checks written in excess of cash                                     192,428
       Accounts payable                                                   3,228,881         2,262,736
       Accrued payroll                                                       56,104           (87,136)
       Deferred revenue                                                    (204,576)         (137,823)
       Income taxes payable                                                (159,356)         (143,299)
                                                                        -----------       -----------

                  Net cash provided (used) by operating activities        4,826,378          (122,270)
                                                                        -----------       -----------

Cash flows from investing activities:
   Purchase of property and equipment                                       (80,595)          (65,292)
   Proceeds from sale of property and equipment                                                10,300
                                                                        -----------       -----------

                  Net cash used by investing activities                     (80,595)          (54,992)
                                                                        -----------       -----------

Cash flows from financing activities:
   Repayment of bank line of credit                                      (3,000,000)
   Acquisition of common stock                                           (1,745,783)         (117,723)
   Principal payments on long-term debt                                                       (25,753)
                                                                        -----------       -----------

                  Net cash used by financing activities                  (4,745,783)         (143,476)
                                                                        -----------       -----------

Net decrease in cash                                                             --          (320,738)

Cash, beginning of period                                                        --           614,519
                                                                        -----------       -----------

Cash, end of period                                                     $        --       $   293,781
                                                                        ===========       ===========

Supplemental disclosures of cash flow information:
   Cash transactions during the period for:
     Interest paid                                                      $     7,545       $    14,196
                                                                        ===========       ===========

     Income taxes paid                                                  $   808,653       $ 1,194,615
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

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB's Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

2.    New accounting standards (continued):

      In January 2003, the Emerging Issues Task Force finalized Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". This issue requires that cash consideration received by a customer from a vendor be recorded as a reduction of cost of sales within a company's results of operations, excluding payments received when a customer sells products and services to the vendor as well as reimbursement of costs incurred by the customer in selling the vendor's product. This issue also requires rebates or refunds provided to a customer as the result of achieving certain purchase levels or other defined measures to be recorded as a reduction of cost of sales. If the rebate or refund is probable and reasonably estimable, it can be allocated over the time period in which it is earned. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements. This statement is effective for fiscal years ending after December 31, 2002.

3.    Accounts receivable:

                                          September 30,      December 31,
                                               2003              2002
                                               ----              ----

      Membership                           $ 1,347,624       $ 1,531,471
      Distribution center                    7,456,775         6,801,398
                                           -----------       -----------
                                             8,804,399         8,332,869
      Allowance for doubtful accounts         (191,617)         (194,000)
                                           -----------       -----------

                                           $ 8,612,782       $ 8,138,869
                                           ===========       ===========

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

4.   Property and equipment:

                                          September 30,       December 31,
                                               2003               2002
                                               ----               ----

      Furniture and fixtures               $   359,903        $   298,809
      Equipment                                730,570            713,516
      Software                                 402,809            400,362
                                           -----------        -----------
                                             1,493,282          1,412,687
      Accumulated depreciation              (1,116,247)          (959,578)
                                           -----------        -----------

                                           $   377,035        $   453,109
                                           ===========        ===========

      Depreciation expense, included in general and administrative expenses, was $156,669 and $175,677 for the nine-month periods ended September 30, 2003 and 2002, respectively.

5.    Reclassification:

      Certain amounts previously reported have been reclassified to conform to the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

This discussion and analysis should be read in conjunction with management's discussion and analysis included in the Company's Form 10 for the year ended December 31, 2002 and for the second quarter ended June 30, 2003 also contained therein.

Overview

We derive revenues from the following three sources:

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

Our expenses are categorized as follows:

Distribution Center. Operating expenses associated with distribution are primarily composed of direct cost of goods sold. We receive rebates from pharmaceutical manufacturers based on member purchases of the manufacturer's product from our distribution center. We also receive rebates and fees from other vendors and manufacturers through various company programs. These rebates and fees are typically paid to us on either a quarterly or monthly basis and are shown net of corresponding rebates paid to members based on patronage.

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

Results of Operation

The following discussion is based on our historical results of operations for the nine months ending September 30, 2003 and 2002.

Comparison of Nine Months ending September 30, 2003 and 2002

Revenues

Total Revenues. Total revenues for the nine months ending September 30, 2003 increased to $114.1 million from $93.6 million over the same period revenues in 2002. The increase of $20.5 million is directly attributable to a corresponding increase in the amount of sales through the distribution center.

Distribution. Revenue from distribution grew from $92.9 million to $111.9 million, representing a 20% increase over the same period in 2002. An increase in product offering combined with a rising usage of the distribution center by member pharmacies led to the increase in distribution sales.

Participation Programs and Fees. For the nine months ending September 30, 2003, revenues from participation programs and fees increased by $1.47 million from the corresponding period in 2002. The change is mainly a change in presentation and reclassification of certain that do not affect overall financial results.

Third Party. Revenues from third party operations, which are shown net of expenses, increased by approximately $27,000 for the nine months ending September 30, 2003 from the same period in 2002. The increase arose from a renewed effort in the Managed Care market.

Cost of Revenues

Distribution Center. Costs of goods sold through the distribution center increased from $86.9 million for the nine months ending September 30, 2002 to $107.6 million in 2003. The 24% increase is directly attributable to the increase in sales through the distribution center.

Participation Programs and Fees. Expenses associated with our programs increased for the nine months ending September 30, 2003 compared to the same period in 2002. The change in expenses was mainly attributable to expenses associated with the development of our Today's Care disease-state management program and abnormally high expenses associated with legislative affairs initiatives.

General and Administrative. General and administrative expenses rose by $0.54 million for the nine months ending September 30, 2003 compared to the same period in 2002. The increase of 14% from $3.95 million to $4.50 million is attributable to a normal increase in expenses associated with an increase in revenues, including an increase in warehouse costs, salaries and wages, and other employee-related expenses. Various legal expenses also contributed to the increase.

Income from Operations. Net income from operations decreased by $1.02 million from $2.23 million for the nine months ending September 30, 2002 to $1.2 million for the same period in 2003. This 84% decrease is attributable to a decrease in the administration fees and rebates normally received pursuant to the loss of an endorsed wholesaler-partner. Also contributing to the decrease was an increase in general and administrative expenses and additional revenues coming from lower margin sources, such as distribution sales.

Income Taxes. Income tax expense for the nine months ending September 30, 2003 decreased from $0.963 million to $0.499 million for the same period in 2002. The $460,000 decrease follows directly from a decrease in our taxable income and lower profitability.

Comparison of Three Months ending September 30, 2003 and 2002

Revenues

Total Revenues. 3rd Quarter 2003 saw total revenues increase to $38.1 million from $37.2 million over the same period revenues in 2002. The increase is attributable to a corresponding increase in the amount of sales through the distribution center.

Distribution. For 3rd Quarter 2003, revenues grew to $37.6 million from $36.8 million in the 3rd Quarter 2002, representing a 2% increase. An increase in product offering combined with a rising usage of the distribution center by member pharmacies led to the minor increase in distribution sales.

Participation Programs and Fees. For 3rd Quarter 2003, revenues from participation programs and fees increased by a modest $0.267 million from the corresponding period in 2002. The increase was mainly due to enhancements that have been brought about by a basic restructuring of programs and fee structures.

Third Party. Revenues from third party operations, which are shown net of expenses, decreased by approximately $21,000 from the 3rd Quarter 2002 to the 3rd Quarter 2003. The decrease arises from normal minor fluctuations in the costs of providing 3rd party services.

Cost of Revenues

Distribution Center. Costs of goods sold through the distribution center increased from $34.859 million in the 3rd Quarter of 2002 to $36.3 million in the 3rd Quarter of 2003. The increase is directly attributable to the increase in sales through the distribution center.

Participation Programs and Fees. Expenses associated with our programs decreased by $25,000 in the 3rd Quarter of 2003 compared to the 3rd Quarter of 2002. The decrease was mainly due to efficiencies brought about by enhancements and a basic restructuring of programs and fee structures.

General and Administrative. General and administrative expenses increased slightly from $1.3 million in the 3rd Quarter of 2002 to $1.5 million in the 3rd Quarter of 2003. The expenses held relatively steady compared to the nine months ending September 30, 2003, due to a general cost cutting strategy that was enacted in the 2nd Quarter of 2003 and started to be realized in the 3rd Quarter.

Income from Operations. Income from operations decreased by $0.617 million from 3rd Quarter 2002 to 3rd Quarter 2003. This 84% decrease is attributable to a decrease in the administration fees and rebates normally received pursuant to the loss of an endorsed wholesaler-partner. Also contributing to the decrease was an increase in general and administrative expenses and additional revenues coming from lower margin sources, such as distribution sales.

Income Taxes. 3rd Quarter 2003 income tax expense decreased by $0.380 million compared to 3rd Quarter 2002. The decrease is directly attributable to a decrease in taxable income of approximately $0.617 million for the comparative periods.

Liquidity and Capital Resources

Despite a lackluster financial performance in the 3rd Quarter of 2003, our liquidity and capital resources remain solid. Our capital requirements relate primarily to working capital for day-to-day operations, including general and administrative expenses, maintenance of product inventory levels to fulfill our operating commitment to our members and membership rebates, which are paid quarterly. Historically, we have financed our cash requirements from three primary sources: on-going operations, sales of our common stock, and borrowings under our line of credit.

For the nine months ending September 30, 2003:

      o Net cash provided by (used by) operations was $4.82 million, compared to ($0.122 million) for the same period in 2002. The increase in 2003 was primarily due to a sizeable decrease in newly financed inventories, partially offset by an increase in accounts receivable. A substantial increase in accounts payable provided the bulk of positive cash flow for the year as more beneficial terms were negotiated with several vendors. The decrease for the first nine months of 2002 was attributable to significant increases in accounts receivable and inventories. A net inflow of cash from decreasing accounts receivable through incentives plans offset a large portion of the outflow. We anticipate that these trends will continue until distribution sales resume their historical trends in the 1st Quarter of 2004.

      o Net cash (used by) investing activities was ($80,000), compared to ($55,000) in the same period in 2002, primarily attributable to the purchase of property and equipment and a minor office expansion.

      o Net cash provided by (used by) financing activities was ($4.74 million), compared to ($143,000) for the same period in 2002. The usage of cash was primarily for the purchase of common stock. Also contributing to the usage of cash was the repayment of our line of credit with the bank. We are not expecting the selling of new shares of stock in the near future, and will continue to repurchase stock as it becomes available.

We have a $5 million line of credit with an additional $2 million seasonal extension that runs from November 1st to February 1st of the following year (the "Credit Agreement") with Bank of America, N.A. that expires on June 30, 2004. Borrowings under the Credit Agreement bear interest at the lender's prime rate, which was 4.50% as of September 30, 2003. The Credit Agreement imposes certain requirements on us, including the maintenance of a minimum tangible net worth. We accessed our line of credit from time to time during the first nine months of 2003, but no amounts were outstanding under the Credit Agreement as of September 30, 2003. We anticipate that the bank will continue to renew our line of credit.

Cash and cash equivalents as of September 30, 2003 were down by $0.29 million from the beginning of the year to $0. This is also lower than the cash and cash equivalents balance as of September 30, 2001, which was $0.45 million. We believe that our cash equivalents as of September 30, 2003, municipal bonds held in reserve accounts, amounts available under the Credit Agreement, and operating cash flows will be sufficient to meet our anticipated capital expenditure requirements and operating expenses at least through the next 12 months. Currently, our anticipated expenditures are composed of ongoing day-to-day operations, including normal general and administrative expenses, maintenance of adequate inventory levels to satisfy our product orders, repurchase of common stock as it becomes available, and income taxes. If sales through our distribution center continue to grow, we will be using significant portions of our capital going forward to support the product inventory levels required for the higher sales volume. Except as set forth above, we do not currently anticipate incurring any expenses or capital expenditures outside the ordinary course of business.

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

The interest payable on our Credit Agreement is based on variable interest rates and is therefore affected by changes in market interest rates. While as of September 30, 2003, no amounts were outstanding under the Credit Agreement, to the extent interest rates rise when we do borrow money under the Credit Agreement, our interest expense will increase.

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

                                    Pharmacy Buying Association, Inc.


Date: November 15, 2003             By: /s/ Donald E. Raby II
                                        ------------------------------------
                                        Donald E. Raby II, CPA, Vice President,
                                        Chief Financial Officer