Form 10-Q/A
period 2003-09-30
PHARMACY BUYING ASSOCIATION INC
filed 2004-01-29
CIK 1070110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At September 30, 2003, 7,338 shares of common stock, $1.00 par value, of the registrant were outstanding.

Total number of pages 20.

Pharmacy Buying Association, Inc. is filing this Form 10-Q/A to correct an error in its number of shares outstanding and earnings per share in its unadudited consolidated financial statement as of September 30, 2003 and for the quarter and three quarters then ended as discussed in Note 2 to the consolidated financial statements. Pharmacy Buying Association, Inc. has not updated any disclosures to reflect other developments since the original filing.

                        Pharmacy Buying Association, Inc.
                                 INDEX FORM 10-Q

                                                                        Page No.
                                                                        --------

Part I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

           Restated Consolidated Balance Sheets as of
           September 30, 2003 (unaudited) and December 31, 2002         2

           Restated Consolidated Statements of Operations for
           the three and nine months ended September 30, 2003
           and 2002 (unaudited)                                         3

           Restated Consolidated Statements of Cash Flows for
           the nine months ended September 30, 2003 and 2002
           (unaudited)                                                  4

           Notes to Restated Consolidated Financial Statements
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  (Unaudited)
                                                                 September 30,
                                                                      2003             December 31,
                                                                   (Restated)              2002
                                                                   ----------              ----
Current assets:
   Accounts receivable                                            $  8,612,782         $  8,138,869
   Inventories                                                       6,783,163            8,185,885
   Prepaid expenses                                                     92,146              152,374
   Refundable income taxes                                              15,537
   Deferred income taxes                                                34,000
                                                                  ------------         ------------
                  Total current assets                              15,537,628           16,477,128

Municipal bond                                                         500,000              500,000
Property and equipment                                                 377,035              453,109
Goodwill                                                               229,144              229,144
Other assets                                                            17,890               17,890
                                                                  ------------         ------------

                                                                  $ 16,661,697         $ 17,677,271
                                                                  ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Checks written in excess of cash in bank                       $    513,814         $    321,386
   Bank line of credit                                                                    3,000,000
   Accounts payable                                                 10,312,523            7,083,642
   Accrued payroll                                                     138,082               81,978
   Obligation to acquire stock in treasury                             400,624
   Deferred revenue                                                     77,624              282,200
   Income taxes payable                                                                     159,356
   Deferred income taxes                                                                    101,000
                                                                  ------------         ------------
                  Total current liabilities                         11,442,667           11,029,562
                                                                  ------------         ------------

Deferred income taxes                                                    7,000                7,000
                                                                  ------------         ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par; authorized 30,000
    shares; issued 11,380                                               11,380               11,380
   Capital in excess of par value                                    1,468,255            1,468,255
   Retained earnings                                                 6,080,906            5,363,178
                                                                  ------------         ------------
                                                                     7,560,541            6,842,813
   Treasury stock at cost, 4,042 shares at September 30,
    2003 and 358 shares at December 31, 2002                        (2,348,511)            (202,104)
                                                                  ------------         ------------
                                                                     5,212,030            6,640,709
                                                                  ------------         ------------

                                                                  $ 16,661,697         $ 17,677,271
                                                                  ============         ============

   The accompanying notes are an integral part of the consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months ended                          Nine months ended
                                                            September 30,                              September 30,
                                                            -------------                              -------------
                                                       2003                                       2003
                                                    (Restated)              2002               (Restated)               2002
                                                    ----------              ----               ----------               ----
Revenues:
   Distribution center (including revenues
    generated from businesses owned by
    members of the Board of Directors of
    $5,462,842 and $4,535,272 for the
    three months ended September 30, 2003
    and 2002, respectively, and $13,435,889
    and $12,881,128 for the nine months
    ended September 30, 2003 and 2002,
    respectively                                   $ 37,571,404         $  36,820,388         $ 111,927,959         $ 92,853,169

   Participation programs and fees                      542,982               275,749             2,124,436              653,879

   Third party                                           34,267                55,497                94,525               67,455
                                                   ------------         -------------         -------------         ------------
                                                     38,148,653            37,151,634           114,146,920           93,574,503
                                                   ------------         -------------         -------------         ------------
Cost of revenues:
   Distribution center                               36,344,299            34,859,189           107,624,312           86,865,034
   Participation programs and fees                      184,263               208,918               805,367              520,327
                                                   ------------         -------------         -------------         ------------
                                                     36,528,562            35,068,107           108,429,679           87,385,361
                                                   ------------         -------------         -------------         ------------

Gross profit                                          1,620,091             2,083,527             5,717,241            6,189,142
General and administrative expenses                   1,501,169             1,347,481             4,503,001            3,956,661
                                                   ------------         -------------         -------------         ------------

Income from operations                                  118,922               736,046             1,214,240            2,232,481
                                                   ------------         -------------         -------------         ------------

Other income (expense):
   Investment income                                      2,245                 3,779                 9,793               14,421
   Interest expense                                      (5,833)               (7,686)               (7,545)             (14,196)
   Gain on sale of property and equipment                                                                                  4,786
                                                   ------------         -------------         -------------         ------------
                                                         (3,588)               (3,907)                2,248                5,011
                                                   ------------         -------------         -------------         ------------

Income before income taxes                              115,334               732,139             1,216,488            2,237,492
Income taxes                                             47,287               427,327               498,760              963,316
                                                   ------------         -------------         -------------         ------------

Net income                                         $     68,047         $     304,812         $     717,728         $  1,274,176
                                                   ============         =============         =============         ============

Earnings per common share:
   Income available to common
    stockholders                                   $     68,047         $     304,812         $     717,728         $  1,274,176
   Weighted average shares outstanding,
    basic and diluted                                     7,432                11,268                 9,553               11,337
                                                   ------------         -------------         -------------         ------------

   Basic and diluted earnings per share            $       9.16         $       27.05         $       75.13         $     112.39
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

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                              2003
                                                                           (Restated)             2002
                                                                           ----------             ----
Cash flows from operating activities:
   Net income                                                             $   717,728         $ 1,274,176
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation                                                             156,669             175,677
     Deferred income taxes                                                   (135,000)            (88,000)
     Gain on sale of property and equipment                                                        (4,786)
     Changes in operating assets and liabilities:
       Accounts receivable                                                   (473,913)         (2,231,503)
       Inventories                                                          1,402,722          (1,188,675)
       Prepaid expenses                                                        60,228              68,677
       Refundable income taxes                                                (15,537)
       Other assets                                                                               (22,314)
       Checks written in excess of cash                                       192,428
       Accounts payable                                                     3,228,881           2,262,736
       Accrued payroll                                                         56,104             (87,136)
       Deferred revenue                                                      (204,576)           (137,823)
       Income taxes payable                                                  (159,356)           (143,299)
                                                                          -----------         -----------

                  Net cash provided (used) by operating activities          4,826,378            (122,270)
                                                                          -----------         -----------

Cash flows from investing activities:
   Purchase of property and equipment                                         (80,595)            (65,292)
   Proceeds from sale of property and equipment                                                    10,300
                                                                          -----------         -----------

                  Net cash used by investing activities                       (80,595)            (54,992)
                                                                          -----------         -----------

Cash flows from financing activities:
   Repayment of bank line of credit                                        (3,000,000)
   Acquisition of common stock                                             (1,745,783)           (117,723)
   Principal payments on long-term debt                                                           (25,753)
                                                                          -----------         -----------

                  Net cash used by financing activities                    (4,745,783)           (143,476)
                                                                          -----------         -----------

Net decrease in cash                                                               --            (320,738)

Cash, beginning of period                                                          --             614,519
                                                                          -----------         -----------

Cash, end of period                                                       $        --         $   293,781
                                                                          ===========         ===========

Supplemental disclosures of cash flow information:
   Cash transactions during the period for:
     Interest paid                                                        $     7,545         $    14,196
                                                                          ===========         ===========

     Income taxes paid                                                    $   808,653         $ 1,194,615
                                                                          ===========         ===========

Supplemental disclosure of non-cash operating and financing activities:
   Obligation to acquire stock in treasury pursuant to call               $   400,624
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

2.    Restatement:

      During 2003, the Company exercised two call options and redeemed 3,378 shares of stock at $584 per share from stockholders who, according to Company by-laws, were no longer eligible to own stock in the Company. Through September 30, 2003, 2,692 called shares had been tendered from stockholders. The remaining 686 shares were recorded as additional treasury stock and a current liability of $400,624 was recorded. Accordingly, weighted average shares outstanding and earnings per share have been restated.

3.    New accounting standards:

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

3.    New accounting standards (continued):

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

4.    Accounts receivable:

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

5.    Property and equipment:

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

6.    Reclassification:

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

            32.1. Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

            32.2. Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

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

                                    Pharmacy Buying Association, Inc.


Date: January 29, 2004              By: /s/ Donald E. Raby II
                                        ---------------------------------------
                                        Donald E. Raby II, CPA, Vice President,
                                        Chief Financial Officer