Form 10-K
period 2003-12-31
PHARMACY BUYING ASSOCIATION INC
filed 2004-03-30
CIK 1070110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

[X]               Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2003

                                       OR

[_]         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

Commission          Registrant, State of Incorporation        IRS Employer
File Number         Address and Telephone Number              Identification No.
-----------         ----------------------------              ------------------
                    Pharmacy Buying Association, Inc.         43-1482785
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Non-affiliates of Pharmacy Buying Association, Inc., as of December 31, 2003 held 5,928 shares of voting stock. The registrant's voting stock is not traded on any public exchange. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the stated value at December 31, 2003 and the assumption for this computation only that the directors and executive officers of the registrant are affiliates) was $3,461,952.

      The number of shares of common stock of Pharmacy Buying Association, Inc. outstanding as of December 31, 2003 was 6,920.

                                TABLE OF CONTENTS

                                     PART I
ITEM                                                                        PAGE
----                                                                        ----
1.     Business                                                                3
2.     Properties                                                             14
3.     Legal Proceedings                                                      14
4.     Submission of Matters to a Vote of Security Holders                    14

                                     PART II
5.     Market for Registrant's Common Equity and Related Stockholder
       Matters                                                                14
6.     Selected Financial Data                                                15
7.     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                  18
7A.    Quantitative and Qualitative Disclosures about Market Risks            23
8.     Consolidated Financial Statements and Supplementary Data               24
9.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                                   41

                                    PART III
10.    Directors and Executive Officers of the Registrant                     41
11.    Executive Compensation                                                 43
12.    Security Ownership of Certain Beneficial Owners and Management         45
13.    Certain Relationships and Related Transactions                         46

                                     PART IV
14.    Controls and Procedures                                                47
15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K        47
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

      We are a membership-based organization. Our operations are similar to a cooperative in that our customers are our members and we pay rebates to members based on each member's purchases and compliance with our programs. In order to benefit from our products and services, all members must sign a membership agreement with us and pay a monthly membership fee. In addition, members must have an account established with one of our endorsed wholesaler-partners or purchase a minimum amount from our distribution center. Our membership agreement may be terminated at any time by us or the member. Members are not required to purchase shares of our common stock in order to join or maintain membership with us. As of December 31, 2003, approximately 54% of our members owned at least one share of our common stock.

      We have experienced substantial growth in revenues during the past several years, primarily as a result of an increase in the amount of distribution sales to our members and through the addition of new members. In 2003, we had revenues of approximately $154.8 million and net income from operations of $1.5 million, compared to revenues of $3.9 million and net income of $44,882 in 1997. During this same period, our membership increased by approximately 500 independent pharmacy members to approximately 1,100 members at the end of 2003. Our members are located in 16 states, primarily in the midwestern United States, with approximately 95% of our members' stores in Arkansas, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma and Texas.

      Our revenues have come from the following four sources:

                                                        Year ended December 31,
                                                        -----------------------
                                                 2003          2002         2001          2000
                                        --------------------------------------------------------
       Distribution Center                      94.44%        92.66%       90.03%        79.08%
       Participation programs and fees           1.68%         2.34%        3.75%         7.66%
       Activity rebates and charges              3.80%         4.92%        6.17%        12.56%
       Third party                               0.08%         0.08%        0.05%         0.70%
                                        --------------------------------------------------------
                                               100.00%       100.00%      100.00%       100.00%
                                        ========================================================

      No member/customer represented more than 8% of our total revenues during the past fiscal year.

Pharmaceutical Industry

      As a whole, the pharmaceutical industry, comprised of retail outlets, wholesale distributors and drug manufacturers, has experienced substantial growth over the past several years. According to Health and Human Services Department estimates for 2003, total retail outlet sales of prescription drugs is expected to be around $184.1 billion and $207.9 billion for 2004, compared to $162.4 billion in 2002. In general we expect prescription drug spending growth to decelerate from 2003 to 2005 but to still be the fastest growing health sector. Drug spending growth seems to have peeked in 1999 at 19.7% and has since slowed to 15.3% in 2002. We believe that much of the deceleration in total spending over the next few years will be precipitated by an unusually large number of blockbuster drugs losing their patent protection in 2004 and 2005.

      In 2002, the overall, average estimated retail prescription cost was $53.10 according to the National Association of Chain Drug Stores. Branded drugs averaged $76.29 in 2002 versus $71.18 in 2001, and generic drugs averaged $22.79 versus $21.96 over the same periods. Of the average prescription cost of $53.10, approximately 80% goes to the manufacturer with the remaining 20% split between the retail pharmacy and the wholesale outlet.

      For the foreseeable future, we anticipate the entire pharmaceutical industry to continue to experience strong growth in the aggregate due to the following principal reasons:

      Aging of the population. According to the United States Census Bureau, the number of individuals over the age of 50 in the United States is projected to continue to grow. Current projections for the year 2020 are that there will be approximately 115 million people over 50 living in the United States versus the estimate of 76 million in 2000. This represents an increase from 27% of the population in 2000 to 35% of the population in 2020. Based on our experience, this demographic group represents the largest percentage of new prescriptions filled and obtains more prescriptions per capita annually than any other age group. According to Health and Human Services Department estimates, the percent of Gross Domestic Product (GDP) expected to be spent on national healthcare in general will be 15.3% in 2003. This percent is expected to rise to 18.4% by 2013. Much of this additional spending will be experienced as a result of the increasing median age of the U.S. population.

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

      Rising pharmaceutical costs. We believe that price increases for branded pharmaceutical products by manufacturers will continue to equal or exceed the overall increases in the Consumer Price Index. We further believe that the primary reason for the sustained pace of the increase is due to the relatively inelastic demand for branded pharmaceuticals in the face of higher prices charged for patented drugs as manufacturers attempt to recoup costs associated with the development, clinical testing and government approval of new products. However, two factors mitigating the high inflationary tendencies of branded drugs over the next few years are: 1) fewer new drug introductions; and 2) less direct-to-consumer advertising. These two factors, partially behind drug price increases, have begun to grow at much slower rates. We expect this to continue for the next two to three years.

      Introduction of new pharmaceutical products. While over the next few years an unusually large number of blockbuster drugs will lose their patent protection, over the longer term we believe that traditional research and development, as well as the advent of new production and delivery methods, will continue to generate new efficiencies in drug therapies and treatments. As the demand for more of these types of innovations grows and as patents for these drugs expire, drug manufacturers will continue to expend significant amounts of capital in research, development and marketing of new drugs. We believe that over the long term this will contribute to the continued expansion of the industry.

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

Independent Retail Pharmacy Industry

      The retail pharmacy industry is comprised primarily of independent pharmacies and chain pharmacies, including pharmacy departments of mass merchandisers and supermarkets. Independent pharmacies are generally defined as single-store pharmacies, independent chains or pharmacist-owned franchises. The size of the independent retail pharmacy market in terms of prescriptions is estimated to be $60.0 billion on a volume of 1.3 billion prescriptions, or 41% of the total retail prescription marketplace in 2002. According to the National Community Pharmacists Association (NCPA), there were approximately 23,552 independent pharmacies in the United States in 2002, or approximately 43% of the nation's total number of pharmacies. While the number of independent pharmacies has held relatively steady since 2000, the number of independent pharmacies decreased by an average of 1,884 stores per year between 1990 and 1993, 1,407 stores per year between 1994 and 1996 and 451 stores per year between 1997 and 1999. Approximately 29% of independent store owner own more than one location.

      Independent pharmacies are renown for their breadth and depth of services offered and service levels rendered to their patient-consumers. For 2002, approximately 88% of independent community pharmacies offer home delivery, 87% allow their customers to charge prescriptions, 82% offer some kind of drug compounding capabilities, 74% have dietary and nutritional assistance available, 68% offer access to certain durable medical equipment, and 37% offer health screening services.

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

      In addition to competition with other pharmacies, the entire retail pharmacy industry faces several other issues which affect our members, including:

      Changes in third-party reimbursement. Pharmaceutical sales (sales of prescription medications) represent a growing percentage of sales for retail pharmacies. Pharmaceutical sales typically have lower margins than non-pharmacy sales and also are subject to increasing margin pressure, as managed care organizations, state Medicaid programs, insurance companies, employers and other third-party payors become more prevalent and continue to seek cost containment. If the current Medicare reform remains virtually unchanged till full implementation in 2006, pharmacies will likely be reimbursed for some prescription drugs at prices lower than current retail prices. If third-party payors - especially state Medicaid programs - reduce their reimbursement levels or if Medicare covers prescription drugs at reimbursement levels lower than current retail prices, margins on these sales would be further reduced, and the profitability of the retail pharmacy industry could be adversely affected.

      Limited supply of pharmacists. Our members believe there is a nationwide shortage of licensed pharmacists. Our members must compete with chain store pharmacies to attract licensed pharmacists. Chain store pharmacies generally offer better compensation packages, training programs and other benefits to attract, hire, and retain qualified pharmacists. Between 2002 and 2005 this situation will exacerbate as the number of pharmacists is projected to increase by less than 4%, while the number of prescriptions filled is expected to increase by 26% over that time period.

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

Strategy

      Our business strategy is to be an "interdependent chain of independent pharmacies" by providing our members with efficiencies and economies of scale that they otherwise would not enjoy on their own. We bring value to our members by:

      o offering an assortment of pharmaceutical products and services that assist our members in maximizing their margins;

      o     negotiating and managing various contracts on our members' behalf;

      o development of a strategic alliance with an in-store computer software manufacturer to leverage common information systems among our members;

      o     providing superior levels of customer service; and

      o marketing a brand identity that projects a "chain-like" image to our members and our members' customers without members losing their independent pharmacy identity.

We believe this strategy allows our pharmacy members to achieve greater efficiencies and economies of scale, thereby reducing their expenses and increasing their revenue and profitability. Further, we believe this strategy helps close the gap between our members and national chain pharmacies by enabling our members to become more competitive.

      Over the past year we have been developing a new platform for our marketplace offering emphasizing a rewards and incentive-based model. The new platform rewards our members based on our members' participation in the strategic initiatives of the Company. The member who largely participates in our programs and more closely aligns with the long-term strategy of the Company will enjoy lower fees and higher rewards. We believe that this model, as opposed to a straight fee-for-service based model, propels and more closely mirrors our vision of being an "interdependent chain of independent pharmacies." Our offering is called TrueSTAR where the "STAR" is an acrostic that stands for "Stewardship, Teamwork, Accountability, and Rewards." We believe that the flexibility inherent in the TrueSTAR initiative will allow it to be our platform for delivering various programs and services for the foreseeable future.

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

         Other Value Added Programs. Various other programs and services are available to members through their affiliation with us. These programs and services include:

      o    Calendar programs
      o    Cash Card Program
      o    Credit card processing
      o    General merchandise and greeting card programs
      o    Inventory services
      o Innovative care involving disease management programs, such as diabetes and asthma care and treatment
      o    Junior partnership with pharmacy students
      o    Recruitment and Placement services
      o    Switching services
      o    Worker's compensation program

Rebates to Members

      Member rebates are typically accrued monthly each quarter and paid at the end of the quarter. We pay quarterly rebates to our members based on the dollar volume of each member's purchases of products supplied by us and/or our endorsed wholesaler-partners. Rebate percentages vary among products and wholesaler-partners. We receive rebates and administration fees from our wholesaler-partners and other vendors that we allocate to our members after reservation of amounts required to sustain operations. Members are not required to own shares of our common stock in order to receive rebates.

Competition

      There are numerous pharmacy buying groups operating in overlapping geographic regions. Most of these competitors offer a similar range of products and services at prices often comparable to ours. We seek to distinguish TrueCare from our competitors by offering a chain-like atmosphere, including common information systems and a distribution center, a higher level of customer service and a broader range of services than our competitors, as well as a more competitive pricing structure and more lucrative rebates. We believe that we offer superior services and programs to our competitors due to our creative and innovative approach to driving new and better solutions to the various issues and challenges facing independent pharmacy.

      In addition to competing for members with other buying groups, we face potential competition from wholesalers that offer similar services to our services. The wholesale distribution of pharmaceuticals is highly competitive and dominated by national and regional distributors. Competitive factors include price, delivery service, credit terms, breadth of product line, customer support, merchandising and marketing programs. In apparent attempts to reduce the need for organizations such as ours, wholesalers in general have followed our lead by entering into market offerings and areas of service that have traditionally been exclusively the domain of companies such as ours. In recent years certain wholesalers have started offering third party contracting, disease state management programs, and innovative, technology-oriented ordering interfaces between themselves and pharmacy software ordering system.

      Our members compete directly with national pharmacy chains including Osco Drug, Eckerd Drug and Walgreen Co., and pharmacy departments of mass merchandisers and supermarkets such as Wal-Mart and Target. While this competition increases the need and benefit of the Company and other buying groups like the Company, our sales and membership will be adversely affected to the extent our members are not able to compete effectively against these larger chain pharmacies.

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

Employees

      As of December 31, 2003, we had 47 full-time and two part-time employees, including our four executive officers, 13 employees involved in sales and marketing, 12 involved with distribution and 4 administrative employees. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We consider our relations with our employees to be good.

Risk Factors

      Our business and financial condition involve numerous risks and uncertainties, including the risks described below and elsewhere in this report.

We depend exclusively on the independent pharmacy market.

      Our business depends entirely on the participation and purchases of our independent retail pharmacy members. This market is subject to intense competition from larger chain pharmacies, including pharmacy departments of mass merchandisers, supermarkets, discount stores, and mail order pharmacies. Most of these chain pharmacies have substantially greater financial and other resources than our members and our company as a whole. Future consolidation in the retail pharmacy industry, increased competition from larger chain pharmacies, changes in third-party reimbursement or other events impacting independent pharmacies could adversely affect demand for our products and services. Much of our recent growth in revenues has occurred as a result of increased sales to our members, the addition of new members through our field BDMs, and the addition of new members through the acquisition of another buying association. To the extent we are not able to access new markets and offer competitive prices and services to our current members, our ability to expand and maintain our business and customer base may be limited. Additionally, if our members and other independent pharmacies are unable to effectively compete against chain pharmacies, our existing membership, as well as the number of potential new members, will decline.

We face substantial competition in our industry.

      The drug purchasing and distribution business is highly competitive and we expect such competition to remain intense. We compete primarily on the basis of breadth of service and products, pricing and quality of services. We believe our primary competitors among pharmacy buying groups are other buying associations such as IPC, Pace, Servall and United. Many of these competitors are either currently competing in or expanding into our primary markets in the midwestern United States. In the drug distribution business we compete against regional and national wholesalers, such as McKesson Corporation, Morris & Dickson Ltd., D & K Healthcare, and ANDA. Many of these existing competitors, as well as potential competitors, have larger marketing and sales organizations and product offerings, as well as greater financial resources than we do. Our competitors may offer services or products that are superior to or more price competitive than our services and products. Our future success also depends on our ability to enhance our existing services and to introduce new services and products that will meet the requirements of our members in a changing marketplace. Our present or future services may not satisfy the needs of our member pharmacies. If we are unable to anticipate or respond adequately to our members' needs, we may lose business and members. In addition, these competitive pressures or the cost of providing increased services could cause a decline in our profit margins and the amount of rebates we are able to distribute in the future.

A disruption in our relationship with our endorsed wholesaler-partners would have a negative effect on our ability to attract and retain members.

      In addition to supporting members through our distribution center, we currently have agreements with four wholesaler-partners to support our members' product needs. Wholesalers play an integral part of our members' business and competitiveness because they directly affect the availability of product inventory and profitability at each pharmacy store. Many members have long-standing relationships with various wholesalers depending on their geographic location. The wholesaler-partners we endorse serve a vast majority of our members' product needs and, therefore, our relationship with these wholesaler-partners is important to us. Our contracts with these wholesaler-partners terminate in either 2004, 2005, 2007 or 2009. Although these contracts automatically renew, there is always the possibility that either of us may elect not to extend a contract. Certain of these contracts may be terminated prior to their expiration date, at the election of the wholesaler-partner, for an uncured, material breach of the contract. Any significant disruptions in our relationships with one or more of our wholesaler-partners could make it difficult for us to serve and retain members, resulting in loss of business that would have a material adverse effect on our results of operations and financial condition. If a wholesaler-partner should terminate its relationship with us, our distribution center or other wholesaler-partners may not be able to make up any product shortfalls resulting from such termination. Our members may also continue their relationship with that wholesaler, either directly or through another buying association.

Failure to manage growth could impair our business.

      Our business has grown rapidly over the last five years. During that period, we have significantly expanded our operations and increased our membership by approximately 500 pharmacies. It is difficult to manage this rapid growth, and our future success depends on our ability to implement and maintain:

      o     sales and marketing programs;

      o     customer support programs;

      o     technological support and appropriate levels of redundancy;

      o     retention and recruitment of new personnel; and

      o     operational and financial control systems.

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

      Our ability to successfully implement our business plan in a rapidly evolving market requires an effective planning and management process. Our future success depends to a significant extent on the skills, experience, and efforts of key members of our management team. The loss of any or all of these individuals could damage our business. We own and are the beneficiary of a life insurance policy on the life of Mr. Nick Smock, our president and CEO, in the amount of $1 million. We have an employment agreement with Mr. Smock that terminates on December 31, 2005 and an employment agreement with Mr. Don Raby, our vice president and CFO, that terminates on December 31, 2004; however, either Messrs. Smock or Raby may terminate their agreements prior to that date upon 60 days' written notice. All employees are subject to confidentiality, non-competition, and non-solicitation agreements throughout the duration of their employment.

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

      As part of our business strategy, we may make acquisitions or merge with other similar companies in the industry. Any future acquisitions or mergers would be accompanied by the risks commonly encountered in these types of transactions. These risks include:

      o the possibility that our market-leading programs and services may be adversely affected by less competitive and less aggressive offerings of the target company;

      o the difficulty associated with integrating the personnel, members and operations of an acquired company;

      o risks and liabilities associated with inadequate due diligence of, or inaccurate representations and warranties by, an acquired company;

      o     the potential disruption of our existing business; and

      o adverse effects on our financial statements, including the assumption of liabilities of acquired businesses.

If we make acquisitions or enter into mergers and any of these or other problems materialize, these transactions could adversely affect our operations and financial condition.

We rely on strategic relationships to generate revenue and create better programs for our members.

      We establish and maintain strategic relationships with drug manufacturers, wholesalers and other companies. We believe these relationships are important to our success and the success of our members because they enable us to

      o extend the reach of our services and products to various participants in the independent retail pharmacy industry;

      o ensure a sufficient flow of products to our members at competitive prices; and

      o better control the security and confidentiality of our members' information.

Our ability to bring value to our members is affected by our ability to develop strategic relationships and to compete effectively in an industry that is dominated by such relationships. Our business may be adversely affected if we cannot establish or maintain those relationships. Examples of strategic alliances include market share and similar programs, which entitle us and our members to receive rebates from manufacturers. Many of these programs are short-term incentives from our various manufacturers to encourage the purchase of various products while other relationships are more permanent in nature, such as direct purchasing accounts.

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

      There is no trading market for our common stock, and no such market is expected to develop. Shares may only be transferred to us, to our pharmacy members or licensed pharmacists who own or are employed by a pharmacy member, or to our employees. We do not have any obligation to repurchase our shares except upon the death, incompetency or bankruptcy of a shareholder. The price we will pay to repurchase our shares is set by our board of directors based on our book value per share as of the end of each fiscal year. The board may choose to forego adjustments or adjust the price based on more current financial information if it deems advisable. Shares may not be pledged as security for any loan. As a result of these restrictions, our shares are highly illiquid and shareholders may not be able to sell our shares if they need to liquidate their investment in our common stock.

      In addition, we have registered under the Securities Exchange Act of 1934 and are placed under additional restrictions regarding selling shares of stock to those who meet the requirements of share ownership.

It is unlikely we will pay dividends.

      We have never declared or paid any cash dividends on our common stock. We intend to distribute future earnings, if any, that may be generated from our operations, after reserving amounts required to finance our operations and expansion, to our members based on the amount of their purchases from us, our endorsed wholesaler-partners and their participation in our programs, regardless of whether members own any common stock or the number of shares they may own. Currently, we do not plan to pay dividends to holders of our common stock. We believe that we need to pay rebates from our profits to maintain and attract new members.

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


ITEM 2.     PROPERTIES.

      We lease approximately 8,700 square feet for our executive office at 1575
N. Universal Avenue, Suite 100, Kansas City, Missouri, from an unaffiliated third party. The term of the lease expires on December 31, 2006 and our annual rental obligation for 2004 is projected to be approximately $108,000.

      We lease approximately 24,000 square feet for our distribution facility in Riverside, Missouri, from an unaffiliated third party. The warehouse lease expires on August 31, 2004, and our annual rental obligation is approximately $193,000. We are currently contemplating renewing this lease subject to certain amendments. We believe our current available space will be sufficient for the next 12 months.


ITEM 3.     LEGAL PROCEEDINGS.

      There currently are no pending legal proceedings against us which, if determined adversely, would have a material effect on our business or financial condition.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders for the quarter ended December 31, 2003.


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

      In 2003, our stock ranged from a low of $567.00 per share at the beginning of the year to $584.00 per share at the end of the year.

Shareholders

      As of December 31, 2003, we had 556 shareholders of record.

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

Equity Compensation Plan

      As of December 31, 2003 we have no stock option or equity compensation plan in place.


ITEM 6.     SELECTED FINANCIAL DATA.


                             Selected Financial Data

      The following selected financial data is qualified by reference to and should be read in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Annual Report and in the Managements' Discussion and Analysis of Financial Condition and Results of Operations section of this report. The selected financial data have been derived from our financial statements, which have been audited by independent public accountants, as of the years ended December 31, 2003, 2002, 2001, 2000, 1999, and 1998. Our historical results are not necessarily indicative of future operating results.

                        PHARMACY BUYING ASSOCIATION, INC.
                             d/b/a TrueCare Pharmacy

                                                                       Year ended
                                                                      December 31,
                                     ------------------------------------------------------------------------------------
                                             2003           2002          2001          2000          1999         1998
                                             ----           ----          ----          ----          ----         ----
     Revenues                             154,836,641    137,001,822    90,414,670    22,005,359    9,367,882    4,352,293

     Operating expenses                   153,434,256    134,481,646    88,361,272    20,563,626    8,574,071    3,907,345

     Operating income                       1,402,385      2,520,176     2,053,398     1,441,733      793,811      444,948

     Net income                               824,956      1,541,664     1,310,328       987,371      494,727      275,698

     Net income (loss) per share -
       assuming full dilution                   91.32         136.92        115.14         95.37        49.12        27.67

     Weighted average shares
        outstanding - assuming full
        dilution(a) (b)                         9,034         11,260        11,380        10,353       10,071        9,961

     Balance Sheet:                                                 As of December 31
                                     ------------------------------------------------------------------------------------
                                              2003           2002          2001          2000        1999         1998
                                              ----           ----          ----          ----        ----         ----
     Cash                                          --             --       614,519     1,697,442      259,616      353,978
     Accounts receivable, net               7,068,561      8,138,869     6,380,342     2,462,881    2,587,786    2,025,897
     Inventories                           10,220,377      8,185,885     4,672,273     3,418,236    1,196,862       99,769
     Other assets                             858,972        899,408       378,858       182,043      140,909      205,163
     Property and equipment, net              333,746        453,109       597,722       414,123      213,424      178,840
                                     ------------------------------------------------------------------------------------
     Total assets                          18,481,656     17,677,271    12,643,714     8,174,725    4,398,597    2,863,647

     Accounts payable                      10,474,830      7,083,642     6,196,385     3,342,898    1,422,119      847,753
     Other liabilities                      2,931,680      3,952,920     1,127,844     1,386,829      858,246      503,676
     Long-term debt, less current                  --             --        18,336        25,457       12,459
     Stockholders' equity                   5,075,146      6,640,709     5,301,149     3,419,541    2,105,773    1,512,218
                                     ------------------------------------------------------------------------------------
     Total liabilities and                 18,481,656     17,677,271    12,643,714     8,174,725    4,398,597    2,863,647
     stockholders' equity

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

      Allowance for doubtful accounts. We are required to estimate the level of accounts receivable recorded on our balance sheet which will ultimately not be paid. Among other things, this assessment requires analysis of the financial strength of our customers, which can be highly subjective, particularly in the recent difficult general economic environment. Our policy is to estimate bad debt expense based on prior experience supplemented by a periodic customer specific review when needed. In 2003, we reduced the allowance for doubtful accounts by $20,000. We will continue to record bad debt expense based on prior experience supplemented by a periodic customer specific review. If we over or under estimate the level of accounts receivable that will not be paid, there may be a material impact to our financial statements.

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

                        Recent Accounting Pronouncements

      In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities--an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. In December 2003, the FASB issued Revised FIN No. 46 to clarify certain aspects of FIN No. 46 including the determination of who is the primary beneficiary of a variable interest entity. The Revised FIN No. 46 postponed the effective date as to when companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities in existence prior to January 31, 2003 until the first financial reporting period that ends after March 15, 2004. However, for entities that are considered to be special purpose entities, the effective date of FIN No. 46 is financial reporting periods after December 15, 2003. The adoption of the provisions of FIN No. 46 did not have a material effect on our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This statement is effective for contracts entered into or modified after June 30, 2003 and its adoption did not have a material impact on our financial condition or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of concerns over implementation and measurement issues, the FASB unanimously decided on October 29, 2003 to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

         On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements. The adoption of SAB No. 104 did not have a material impact on our consolidated financial position or results of operations.

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

Results of Operation

      The following discussion is based on our historical results of operations for the years ending December 31, 2003, 2002, and 2001.

                    Comparison of Fiscal Years 2003 and 2002

      Revenues

      Total Revenues. For 2003, total revenues increased to $154.8 million from $137.0 million in 2002, representing a 13% increase. The increase is primarily attributable to an increase in the purchases made through our distribution center by members. In addition, while the total number of orders through our distribution center increased slightly, the average size of individual distribution center orders increased by over 12%.

      Distribution. Revenues from our distribution center increased to $146.2 million in 2003 compared to $126.9 million in 2002. This increase was primarily due to a mild increase in our membership utilization of the distribution center and additional product offerings leading to larger dollars per individual order.

      Activity Rebates and Charges. Revenues from rebates and other charges decreased to $5.9 million in 2003 from $6.7 million in 2002. The decrease is partially attributable to a decrease in revenues generated by our cash card and principally due to the loss of an endorsed wholesaler-partner half way through the year.

      Participation Programs and Fees. Revenues from participation and fee programs dropped off by 23% in 2003 versus 2002. The drop from $3.2 million in 2002 to $2.6 million in 2003 followed the loss of an endorsed wholesaler-partner half way through the year and the corresponding revenues from joint programs and administrative fees.

      Third Party. Revenues, shown net of expenses, from third party activities held steady in 2003 at $117,000 versus $101,000 in 2002 reflecting relatively few overall changes. However, we anticipate making minor marketplace moves in 2004 back into the managed care environment. This should precipitate higher revenues in the coming year.

      Cost of Revenues

      Distribution Center. Costs of goods sold through the distribution center increased from $123.4 million in 2002 to $142.2 million in 2003. The increase is directly and proportionately due to the increase in distribution sales.

      Activity Rebates. Costs of rebates to members decreased by 15% from 2003 to 2002. In 2003 our costs of rebate activity was $4.2 million compared to $4.9 million in 2002. The decrease is directly attributable to the loss of an endorsed wholesaler-partner and the corresponding decline in monies paid out to our membership pursuant to agreements with the former endorsed wholesaler.

      Participation Programs and Fees. Costs associated with member programs and services were $0.7 million in 2002 and $1.0 million in 2003. The increase is a result of higher processing fees on our cash card claims as substantially more claims were submitted under this program.

      General and Administrative. General and administrative expenses increased slightly to $6.0 million in 2003 from $5.5 million in 2002. The increase principally resulted from ongoing costs associated with our registration as a public company, higher total freight expense, expenses associated with an office expansion, and common area maintenance charges. As a percentage of revenues, general and administrative expenses decreased slightly to 3.9% in 2003 from 4.0% in 2002. We anticipate lower general and administrative expenses in 2004 and 2005 due to various streamlining measures enacted in 2003 and the closing of our Austin, Texas regional office late in the year.

      Income from Operations. Income from operations decreased to $1.4 million compared to $2.5 million for the previous fiscal year. As a percentage of total revenues, income from operations decreased from 1.8% in 2002 to 0.9% in 2003. The decrease in rate is attributable to a larger portion of our revenues arising from the sale of lower margin pharmaceutical products, stiffer competition in our geographic region leading to slight reductions in sales margins, and relatively steady operating expenses in light of lower gross profit margins.

      Income Taxes. Income taxes decreased by 44% in 2003 over 2002. Income tax expense for 2003 was $0.6 million versus $1.0 million in 2002. The decrease corresponds to a decrease in pre-tax income in 2003 versus 2002 of 45%.


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

      During fiscal 2003:

      o Net cash provided by (used by) operations was $5.14 million, compared to ($2.79) million for fiscal 2002, primarily due to a $2.7 million increase in cash from accounts receivable and a $1.5 million increase in cash from inventory changes and $4.2 million provided by additional accounts payable.

      o Net cash provided by (used by) investing activities of ($0.09 million), compared to ($0.59 million) in 2002, was primarily attributable to some minor purchases of property and equipment during the year.

      o Net cash provided by (used by) financing activities was ($5.0 million), compared to $2.77 million in 2002, primarily as a result of the repayment of our year-end 2002 borrowing of $3 million against our line of credit. In addition the repurchase of our common stock into the treasury accounted for an addition $2 million use of cash.

      We have a $5 million line of credit and a $2 million additional seasonal extension from November 1 through February 1 (the "Credit Agreement") with Bank of America, N.A. that expires on

November 28, 2004. Borrowings under the Credit Agreement bear interest at the lender's prime rate, which was 4.00% as of December 31, 2003. The Credit Agreement imposes certain requirements on us, including the maintenance of a minimum tangible net worth. We accessed our line of credit from time to time during 2003. No monies were outstanding under the Credit Agreement as of December 31, 2003. We anticipate renewing the credit agreement or obtaining a new bank line of credit upon expiration of our current Credit Agreement.

      Cash and cash equivalents as of December 31, 2003 were $0, with $1.1 million in checks outstanding, down from $0.3 million in outstanding checks and $3.0 million borrowed against our line of credit, as of December 31, 2002. We believe that our cash equivalents as of December 31, 2003, amounts available under the Credit Agreement, and operating cash flows will be sufficient to meet our anticipated debt service requirements, capital expenditure, and working capital needs at least through the next 12 months. Currently, our anticipated working capital expenditures are composed of ongoing day-to-day operations, including normal general and administrative expenses, maintenance of adequate inventory levels to satisfy our product orders, ongoing repurchases of our current common stock, and income taxes. If sales through our distribution center continue to grow, we will be using significant portions of our capital going forward to support increased product inventory levels. Except as set forth above, we do not currently anticipate incurring any expenses or capital expenditures outside the ordinary course of business.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are exposed to market risks primarily from changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes.

The interest payable on our Credit Agreement is based on variable interest rates and is therefore affected by changes in market interest rates. As of December 31, 2003, we did not have any monies outstanding under the Credit Agreement. To the extent interest rates rise when we borrow money under the Credit Agreement, our interest expense will increase.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PHARMACY BUYING ASSOCIATION, INC.
                                 AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


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

      Consolidated statements of cash flows

      Notes to consolidated financial statements

                          Independent Auditors' Report


Board of Directors
Pharmacy Buying Association, Inc. and Subsidiary
 d/b/a TrueCare Pharmacy
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Pharmacy Buying Association, Inc. and subsidiary, d/b/a TrueCare Pharmacy, as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pharmacy Buying Association, Inc. and subsidiary, d/b/a TrueCare Pharmacy, as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.


HOUSE PARK & DOBRATZ, P.C.
Kansas City, Missouri
March 1, 2004

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 2003 and 2002

                                 ASSETS (Note 6)

                                                                            2003          2002
                                                                            ----          ----
Current assets:
   Accounts receivable (Note 3)                                         $ 7,068,561   $ 8,138,869
   Inventories                                                           10,220,377     8,185,885
   Prepaid expenses                                                          32,938       152,374
   Deferred income taxes (Note 9)                                            79,000
                                                                        -----------   -----------
                  Total current assets                                   17,400,876    16,477,128

Investment                                                                  500,000       500,000

Property and equipment (Note 4)                                             333,746       453,109

Goodwill (Note 2)                                                           229,144       229,144

Security deposit                                                             17,890        17,890
                                                                        -----------   -----------

                                                                        $18,481,656   $17,677,271
                                                                        ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Checks written in excess of cash in bank                             $ 1,068,526   $   321,386
   Bank line of credit (Note 6)                                                         3,000,000
   Accounts payable                                                      10,474,830     7,083,642
   Accrued payroll                                                          115,618        81,978
   Obligation to acquire stock in treasury                                  341,640
   Deferred revenue                                                       1,308,160       282,200
   Income taxes payable                                                      85,736       159,356
   Deferred income taxes (Note 9)                                                         101,000
                                                                        -----------   -----------
                  Total current liabilities                              13,394,510    11,029,562
                                                                        -----------   -----------

Deferred income taxes (Note 9)                                               12,000         7,000
                                                                        -----------   -----------

Commitments (Notes 7 and 10)

Stockholders' equity:
   Common stock, $1 par; authorized 30,000 shares; issued and
    outstanding 6,920 and 11,380 shares, respectively (Note 13)               6,920        11,380
   Capital in excess of par value                                                       1,468,255
   Retained earnings                                                      5,068,226     5,363,178
                                                                        -----------   -----------
                                                                          5,075,146     6,842,813
   Less 358 shares of common stock held in treasury at cost                      --       202,104
                                                                        -----------   -----------
                                                                          5,075,146     6,640,709
                                                                        -----------   -----------

                                                                        $18,481,656   $17,677,271
                                                                        ===========   ===========


                       See notes to financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                     2003             2002             2001
                                                     ----             ----             ----
Revenues:
   Distribution center(1)                       $ 146,224,486    $ 126,947,341    $ 81,395,657
   Participation programs and fees                  2,610,240        3,208,080       3,394,742
   Member activity rebates                          5,884,452        6,744,860       5,578,007
   Third party                                        117,463          101,541          46,264
                                                -------------    -------------    ------------
                                                  154,836,641      137,001,822      90,414,670
                                                -------------    -------------    ------------
Cost of revenues:
   Distribution center                            142,189,438      123,407,285      79,368,172
   Participation programs and fees                    988,172          700,084         693,992
   Rebates to members                               4,178,405        4,891,967       3,143,745
                                                -------------    -------------    ------------
                                                  147,356,015      128,999,336      83,205,909
                                                -------------    -------------    ------------

Gross profit                                        7,480,626        8,002,486       7,208,761
General and administrative expenses
 (Notes 4, 5, 7 and 8)                              6,078,241        5,482,310       5,155,363
                                                -------------    -------------    ------------

Income from operations                              1,402,385        2,520,176       2,053,398
                                                -------------    -------------    ------------

Other income (expense):
   Investment income                                   13,587           20,628          51,940
   Recovery of bad debt                                                 65,000
   Gain on disposal of property and equipment                            4,786
   Interest expense (Note 6)                           (8,073)         (27,182)        (18,444)
                                                -------------    -------------    ------------
                                                        5,514           63,232          33,496
                                                -------------    -------------    ------------

Income before income taxes                          1,407,899        2,583,408       2,086,894
Income taxes (Note 9)                                 582,943        1,041,744         776,566
                                                -------------    -------------    ------------

Net income                                      $     824,956    $   1,541,664    $  1,310,328
                                                =============    =============    ============

Earnings per common share:
   Income available to common stockholders      $     824,956    $   1,541,664    $  1,310,328
   Weighted average shares outstanding                  9,034           11,260          11,380
                                                -------------    -------------    ------------

   Basic earnings per share                     $       91.32    $      136.92    $     115.14
                                                =============    =============    ============

(1) (including revenues generated from businesses owned by members of the Board of Directors of $18,367,605, $17,378,723 and $11,614,995,
      respectively)


                       See notes to financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                         Capital
                                              Common stock              in excess       Retained         Treasury stock
                                          Shares       Amount         of par value      earnings        Shares       Amount
                                          ------       ------         ------------      --------        ------       ------

Balances, December 31, 2000                2,429     $   2,429     $     897,807     $  2,519,305           --    $         --

Stock split in the form of a
 stock dividend                            2,429         2,429                             (2,429)

Acquisition of entity (Note 2)               832           832           584,896

Stock registration fees                                                  (14,448)

Net income for the year                                                                 1,310,328
                                        --------     ---------     -------------     ------------     --------   -------------

Balances, December 31, 2001                5,690         5,690         1,468,255        3,827,204

Stock split in the form of a
 stock dividend                            5,690         5,690                             (5,690)

Acquisition of common stock                                                                                358   $     202,104

Net income for the year                                                                 1,541,664
                                        --------     ---------     -------------     ------------     --------   -------------

Balances, December 31, 2002               11,380        11,380         1,468,255        5,363,178          358         202,104

Acquisition of common stock                                                                              4,102       2,390,519

Cancellation of treasury stock            (4,460)       (4,460)       (1,468,255)      (1,119,908)      (4,460)     (2,592,623)

Net income for the year                                                                   824,956
                                        --------     ---------     -------------     ------------     --------   -------------

Balances, December 31, 2003                6,920     $   6,920     $          --     $  5,068,226           --   $          --
                                        ========     =========     =============     ============     ========   =============


                       See notes to financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                      2003             2002              2001
                                                                      ----             ----              ----
Cash flows from operating activities:
   Net income                                                  $      824,956    $    1,541,664   $    1,310,328
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation                                                     212,546           241,318          193,535
     Deferred income tax                                             (175,000)          (92,000)        (285,000)
     Gain on disposal of property and equipment                                          (4,786)
     Loss on investment in affiliate                                                                     100,000
     Changes in operating assets and liabilities:
       Accounts receivable                                          1,070,308        (1,758,527)      (3,471,837)
       Inventories                                                 (2,034,492)       (3,513,612)      (1,254,037)
       Prepaid expenses                                               119,436           (19,090)         (10,580)
       Security deposit                                                                  (1,460)         (14,091)
       Checks written in excess of cash in bank                       747,140           321,386
       Accounts payable                                             3,391,188           887,257        2,700,130
       Accrued payroll                                                 33,640          (104,844)          46,265
       Deferred revenue                                             1,025,960            80,600          199,350
       Income taxes payable                                           (73,620)         (372,649)        (253,756)
                                                               --------------    --------------   --------------

                  Net cash provided (used) by
                   operating activities                             5,142,062        (2,794,743)        (739,693)
                                                               --------------    --------------   --------------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                                      10,300
   Purchase of property and equipment                                 (93,183)         (102,219)        (350,051)
   Purchase of investment                                                              (500,000)
                                                               --------------    --------------   --------------

                  Net cash used by investing activities               (93,183)         (591,919)        (350,051)
                                                               --------------    --------------   --------------

Cash flows from financing activities:
   Net borrowings (payments) on line of credit                     (3,000,000)        3,000,000
   Acquisition of common stock                                     (2,048,879)         (202,104)
   Offering costs                                                                                        (14,448)
   Principal payments on long-term debt                                                 (25,753)         (20,107)
                                                               --------------    --------------   --------------

                  Net cash provided (used) by
                   financing activities                            (5,048,879)        2,772,143          (34,555)
                                                               --------------    --------------   --------------

Net decrease in cash                                                                   (614,519)      (1,124,299)

Cash, beginning of year                                                                 614,519        1,697,442

Business acquisition                                                                                      41,376
                                                               --------------    --------------     ------------

Cash, end of year                                              $           --    $           --     $    614,519
                                                               --------------    --------------     ------------

                                   (continued)

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                       2003             2002             2001
                                                                       ----             ----             ----
Supplemental disclosures of cash flow information:
   Cash transactions during the year for:
     Interest paid                                               $        19,229   $       16,026      $  18,444
                                                                 ===============   ==============   ============

     Income taxes paid                                           $       835,575   $    1,610,557   $  1,207,882
                                                                 ===============   ==============   ============

     Income tax refunds received                                 $         4,012   $      104,164   $      2,860
                                                                 ===============   ==============   ============

      Non-cash transactions:

      During 2003, the Company called 2,960 shares of common stock at $584 per share from stockholders who no longer met eligibility requirements, as set forth in the Restated Articles of Incorporation. Of the called shares, 2,375 were tendered and purchased for $1,387,000. The remaining 585 called shares have been recorded as an "obligation to acquire stock in treasury" in the amount of $341,640. In addition, the Company acquired 1,142 shares of common stock in 2003 for $661,879. Subsequent to recording the obligation to acquire stock in treasury, the Company cancelled all treasury shares.

      During 2002, the Company declared a stock split in the form of a dividend on 5,690 common shares.

      During 2001, the Company purchased another company with 832 shares of common stock valued at $585,728 (Note 2).


                       See notes to financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


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

      Stockholders and per capita voting:

         Only licensed pharmacists or entities that own an independent pharmaceutical store and Company officers, directors and employees may be stockholders of the Company. Each stockholder is entitled to one vote regardless of the number of shares owned. There is no trading market for the common stock.

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

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


1.    Organization and summary of significant accounting policies (continued):

      Estimates and assumptions:

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Goodwill:

         Goodwill that arose in connection with the business acquisition on January 2, 2001 (Note 2) was initially amortizable over forty years. In accordance with Statement of Financial Accounting Standards No. 142, amortization of this goodwill ceased in 2001 and the Company began evaluating the goodwill for potential impairment on an annual basis. Goodwill was not considered impaired in 2003 or 2002; therefore, no impairment loss was recognized.

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

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


1.    Organization and summary of significant accounting policies (continued):

      Deferred revenue (continued):

         During 2003, the Company signed a two-year agreement with a national wholesale pharmaceutical supplier (supplier). The Company agreed to designate the supplier as a preferred supplier for the Company's members. The supplier paid the Company a $1,000,000 administrative fee as part of this agreement. If a certain number of Company members do not begin using the supplier as their primary wholesaler during the term of the agreement, the Company must repay a portion of the administrative fee. No Company members converted to the supplier in 2003; therefore, the entire $1,000,000 administrative fee is included in deferred revenue as of December 31, 2003.

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

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


2.    Business acquisition (continued):

      The purchase price was allocated as follows:

           Assets acquired:
           Cash                                                  $     41,376
           Accounts receivable                                        445,624
           Property and equipment, net                                 27,083
           Prepaid expenses                                            43,000
                                                                 ------------
                                                                      557,083
                                                                 ------------
           Liabilities assumed:
           Accounts payable                                           153,357
           Income taxes payable                                        34,000
           Capital lease obligation                                    13,142
                                                                 ------------
                                                                      200,499
                                                                 ------------

           Net assets acquired                                        356,584
           Goodwill                                                   229,144
                                                                 ------------

           Purchase price                                        $    585,728
                                                                 ============

      The purchase price was determined based on the book value, which was considered the fair value, per common share of Pharmacy Buying Association, Inc. determined December 31, 2000 as adjusted for the January 4, 2001 stock split (832 shares x $704 per common share).

3.    Accounts receivable:

                                                 2003                2002
                                                 ----                ----

     Membership                            $     1,192,501     $    1,531,471
     Distribution center                         6,091,060          6,801,398
                                           ---------------     --------------
                                                 7,283,561          8,332,869
     Allowance for doubtful accounts              (215,000)          (194,000)
                                           ---------------     --------------

                                           $     7,068,561     $    8,138,869
                                           ===============     ==============

                                                   2003                 2002               2001
                                                   ----                 ----               ----
     Allowance for doubtful accounts:
       Balance at beginning of year             $    194,000        $    194,000       $     43,632
       Charges to costs and expenses                  70,090              80,343            327,713
       Bad debts written off                         (49,090)            (15,343)          (177,345)
       Recoveries                                                        (65,000)
                                                ------------        ------------       ------------

       Balance at end of year                   $    215,000        $    194,000       $    194,000
                                                ============        ============       ============

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

4.    Property and equipment:
                                                  2003                2002
                                                  ----                ----
      Furniture and fixtures                $       372,491     $      298,809
      Equipment                                     730,570            713,516
      Software                                      402,809            400,362
                                            ---------------     --------------
                                                  1,505,870          1,412,687
      Accumulated depreciation                   (1,172,124)          (959,578)
                                            ---------------     --------------

                                            $       333,746     $      453,109
                                            ===============     ==============

      Depreciation expense, included in general and administrative expenses, was $212,546, $241,318 and $193,535 for the years ended December 31, 2003,
      2002 and 2001, respectively.

5.    Investment in and advances to affiliate:

      The Company owned 42.0% and 41.6% of DataRx Management, Incorporated (DataRx) as of December 31, 2003 and 2002, respectively, as a result of its direct investment in DataRx (in 2000) and its acquisition of Legend (in 2001) (Note 2). DataRx performs the technological functions of capturing and switching pharmaceutical claim data for its pharmacy clients.

      The Company is not involved in the management of DataRx, has no representation on the DataRx Board of Directors, is not a guarantor of any DataRx obligations, has no additional funding commitments, and has agreed not to acquire additional stock above 50% of the outstanding stock of DataRx. The Company accounts for its investment in DataRx on the equity method.

      The unaudited results of operations of DataRx for 2003 and 2002 reported net income of approximately $120,000 in 2003 and a net loss of approximately $100,000 in 2002. The Company fully reserved its investment in ($100,000 in 2000) and advances to ($180,000 in 2001) DataRx by a charge to general and administrative expense of $280,000 in 2001.

6.    Bank line of credit:

      The Company has a $7,000,000 bank line of credit. Interest is computed on outstanding balances at prime (4.0% at December 31, 2003). There was no amount outstanding at December 31, 2003; at December 31, 2002, $3,000,000 was outstanding on this line. The line is secured by substantially all the assets of the Company.

      As of February 2, 2004, the maximum amount available on this bank line of credit was reduced to $5,000,000. The line matures on November 28, 2004.

      All interest costs have been expensed.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

7.    Leases:

      The Company leases warehouse space, office space and equipment under non-cancelable operating leases with terms ranging from two to five years. The warehouse and office leases require the Company to pay taxes, insurance and maintenance. Rent expense, included in general and administrative expenses, for 2003, 2002 and 2001 was as follows:

                                          2003             2002              2001
                                          ----             ----              ----
      Warehouse                      $    193,108      $    193,573    $      59,839
      Office                              132,837           134,899          119,981
      Equipment                             2,124             6,305            6,725
                                     ------------      ------------     ------------

                                     $    328,069      $    334,777     $    186,545
                                     ============      ============     ============

      Future minimum payments for operating leases having terms of one year or more are as follows:

                          Year ending
                         December 31,                        Amount
                         ------------                        ------

                             2004                        $   304,134
                             2005                            111,540
                             2006                            111,540
                                                         -----------

                                                         $   527,214
                                                         ===========

8.    Profit sharing plan:

      The Company has a profit sharing plan (the Plan) available to all employees who meet the minimum service requirements. The Plan includes salary deferral features described in Section 401(k) of the Internal Revenue Code.

      All administrative costs of the Plan, except investment fees, are paid by the Company. Non-matching employer contributions are determined annually and are at the discretion of the Board of Directors. The Plan provides for elective participant contributions of up to 16% of annual compensation and mandatory employer matching contributions of 50% of participant contributions, up to 8% of annual compensation. Employer contributions to the Plan for 2003, 2002 and 2001, included in general and administrative expenses, were $25,868, $20,979 and $14,358, respectively. All contributions, employer and employee, are 100% vested.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

9.    Income taxes:

      The provision for income taxes consists of:

                                                    2003              2002               2001
                                                    ----              ----               ----
             Current:
             Federal                           $    628,265      $      918,368     $    879,811
             State and city                         129,678             215,376          181,755
                                               ------------      --------------     ------------
                                                    757,943           1,133,744        1,061,566
             Deferred (credit)                     (175,000)            (92,000)        (285,000)
                                               ------------      --------------     ------------

             Income tax expense                $    582,943      $    1,041,744     $    776,566
                                               ============      ==============     ============

      The effective income tax rate differed from the statutory federal income tax rate primarily due to the following:

                                                                           2003              2002           2001
                                                                           ----              ----           ----
         Statutory federal income tax rate                                 34.0%             34.0%          34.0%

         Tax effect of:
             State income taxes, net of federal benefit                     5.0               5.0            5.0
             Change in accounting method used for tax
              from cash to accrual                                                           (1.0)          (1.6)
             Other temporary differences                                    2.4               2.3            (.2)
                                                                          -----            ------          -----

         Effective income tax rate                                         41.4%             40.3%          37.2%
                                                                          =====            ======          =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                         2003            2002
                                                         ----            ----
     Deferred tax assets:
       Current:
         Allowance for uncollectible accounts          $   82,000    $   74,000

         Valuation allowance                                   --            --
                                                       ----------    ----------
                                                           82,000        74,000
                                                       ----------    ----------

     Deferred tax liabilities:
       Current:
           Section 481 adjustment resulting from
           cash to accrual method change of
           accounting for tax purposes                                  175,000

         Section 481 adjustment resulting from
           requirement to capitalize certain
           expenses for tax purposes                        3,000
                                                       ----------    ----------

         Net current deferred tax asset (liability)    $   79,000    $ (101,000)
                                                       ==========    ==========

       Long-term:
         Tax depreciation in excess of financial
         reporting                                                   $    7,000
                                                                     ==========

         Tax amortization in excess of financial
         reporting                                    $   12,000
                                                      ==========

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


10.   Commitments and contingencies:

      As consideration for the endorsement of an industry trade group, TrueCare pays the trade group 1% of all TrueCare member contract purchases. The agreement automatically renews at the same terms unless canceled within 180 days of expiration by either party. Trade group endorsement fees, included in operating costs, were $149,763, $152,000 and $163,043 for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company has employment contracts with certain executives, which provide for certain levels of severance in the event of termination without cause or for certain change of control events, as defined.

      The Company is involved with a routine legal proceeding incident to the ordinary course of business. The proceeding is not expected to have a material adverse effect on the consolidated financial statements.

11.   Advertising costs:

      The Company expenses advertising costs as incurred. Advertising expense, included in operating costs, was $26,566, $55,704 and $100,722 for the years ended December 31, 2003, 2002 and 2001, respectively.

12.   Quarterly results of operations (unaudited):

      The quarterly results of operations (unaudited) for 2003, 2002 and 2001 are as follows:

                                                                       Quarter ended,
                                             ------------------------------------------------------------------
                                                March 31           June 30        September 30      December 31
                                                --------           -------        ------------      -----------
     2003:
       Revenues                              $    39,108,496   $   40,109,455    $   38,148,653   $   37,470,037
       Gross profit                                2,107,994        1,989,156         1,620,091        1,763,385
       Net income                                    405,800          243,881            68,047          107,228
       Basic earnings per share                        36.37            23.59              9.16            15.21

     2002:
       Revenues                              $    26,382,300   $   33,699,291    $   37,151,634   $   39,768,597
       Gross profit                                1,793,426        2,312,190         2,083,527        1,813,343
       Net income                                    260,186          709,179           304,812          267,487
       Basic earnings per share                        22.87            62.36             27.05            23.76

     2001:
       Revenues                              $    14,916,803   $   20,008,284    $   28,394,499   $   27,095,084
       Gross profit                                1,730,243        1,775,960         1,742,721        1,959,837
       Net income                                    466,052          462,035           180,007          202,234
       Basic earnings per share                        40.95            40.60             15.82            17.77

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


13.   Subsequent event:

      The Company intends to submit to its stockholders a proposal to amend the Company's Restated Articles of Incorporation, to effect a recapitalization and reorganization of the Company involving:

      (a) the conversion of common stock, $1.00 par value, into a newly-authorized class of non-voting preferred stock, $10 par value, at a ratio of five shares of common stock for one share of preferred stock, and to provide for a cash payment in lieu of the issuance of any fractional shares of preferred stock that would otherwise result from the conversion, and

      (b) the authorization of a new class of common stock, par value $0.01 per share, designated "Membership Common", ownership of which will be incident to being a Member of the Company. A Member may only be a natural person or an independent pharmacy, as defined. Membership carries the right to buy goods and services from the Company. Members may only buy one share of "Membership Common" at a price to be determined by the Board of Directors.

      The primary purposes behind the reorganization are to (i) align the economic interests of the shareholders and members of the Company which will allow the Board and management of the Company to fulfill their fiduciary duties to the shareholders and members, (ii) eliminate the costs associated with filing documents under the Exchange Act with the U.S. Securities and Exchange Commission ("SEC"), (iii) transfer control of the Company from the current shareholders to the Members of the Company, (iv) reduce the costs of administering shareholder accounts and responding to shareholder requests, (v) provide liquidity to shareholders holding less than five (5) Pre-Conversion Shares of Common Stock, (vi) provide liquidity to shareholders who own more than five (5) Pre-Conversion Shares of Common Stock with regard to any fractional shares that would otherwise result from the Conversion, and (vii) provide greater flexibility in the management of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS.

      Our board of directors currently consists of 12 members, all of whom are pharmacists or pharmacy owners. Our directors own or operate member pharmacies and are elected by the shareholders. None of our directors are employees of TrueCare, although each of the directors transacts business with us as an owner of one or more member pharmacies. See "Item 7. Certain Relationships and Related Transactions."

      Directors are divided into three classes. The appropriate class is elected at each annual meeting of the shareholders. As a result of our transaction with TPC, the size of our board was increased to 17 members in January 2001. During 2001, our board decided to reduce the size of the board to 12 members and therefore no directors were elected to fill the five vacancies at the 2001 annual meeting of shareholders. Tammy Gray resigned from the board in May 2002. At that time, the board decided to further reduce the size of the board to 11 members, and therefore Ms. Gray's position was not been filled. Nick Smock, our President/CEO, had been appointed to the Board by the directors in 1999 pursuant to our bylaws, but he resigned as a director in September 2002. Since he was appointed due to his position as President, he was not replaced as a director.

      In order to preserve the division of directors into three classes, the board moved three directors into a third class, which directors were nominated and elected for a two-year term at the 2002 annual meeting of shareholders, in addition to the election of three directors for a three-year term.

      In early 2003 the board decided to increase the size of the board to 13. Nominations were requested from the membership of the company pursuant to the by-laws and 3 nominees were added to the proxy ballot for the 2003 annual meeting of the shareholders and duly approved by the shareholders, those directors being Messrs. Scott Hartwig, Brian Bates, and Mike Bellesine. In November 2003 Mr. Gary Foster resigned from the board at which time the board decided to reduce the number of directors to 12, therefore Mr. Foster's position was not replaced on the board.

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

   Name                            Age                      Present Position                      Term Expires
   ----                            ---                      ----------------                      ------------
   Michael Burns                   37                      Chairman, Director                         2006
   Nick Smock                      45                        President, CEO                      Not Applicable
   Clark Balcom                    36            Vice President, IT and Operations, COO          Not Applicable
   Donald Raby                     34            Vice President Finance/HR, CFO, Treasurer,      Not Applicable
                                                               Secretary
   Gene Forrester                  52                Director, Assistant Treasurer                    2006
   Steve Erickson                  53                           Director                              2006
   Charles M. Miller               51                           Director                              2004
   John Raniero                    46                           Director                              2004
   Phillip Rozell                  52                           Director                              2006

   Quincy Stephenson               53                   Vice Chairman, Director                       2005
   Carlos Solis                    43                           Director                              2005
   David Dubose                    52                Director, Assistant Secretary                    2005
   Brian Bates                     36                           Director                              2004
   Mike Bellesine                  49                           Director                              2006
   Scott Hartwig                   35                           Director                              2005

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

      Clark Balcom has served as our Vice President - Information Technology & Operations since February 1996. In addition he was appointed Chief Operating Officer in 2003. Prior to joining TrueCare, Mr. Balcom served as a Senior Manager of Business and Technology Integration for Andersen Consulting (now Accenture) and worked in the consumer products, transportation, healthcare and financial services industries. Mr. Balcom received his Bachelors of Science in Finance from Iowa State University in 1989.

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

      Carlos Solis has served on our board since January 2001 and previously served on the board of directors of Texas Pharmacy Co-op, Inc. Mr. Solis is President and sole owner of Ridgepoint Medical Pharmacy, LLC, d/b/a Ridgepoint Medical Pharmacy located in McAllen, Texas.

      David Dubose has served on our board since January 2001 and previously served on the board of directors of Texas Pharmacy Co-op, Inc. Mr. Dubose also served as Secretary of the board from January 2001 to September 2002, when he became Assistant Secretary of the Company. Mr. Dubose is a pharmacist and owner of Sholars Drug, located in Orange, Texas.

      Brian Bates is the owner/pharmacist of Matthewson Drug Co., Inc. in Marshall, Texas. Mr. Bates has served on the TrueCare Advisory Council since 2001. He received his Bachelor of Science in Pharmacy from the University of Texas - Austin in 1990.

      Mike Bellesine is President of Eldorado TrueCare Pharmacy in Eldorado, Kansas. Mr. Bellesine received his Bachelor of Science in Pharmacy from the University of Kansas in 1978. Mr. Bellesine has served on the TrueCare Advisory Council since 2000.

      Scott Hartwig is COO and CFO of Red Cross Pharmacy, Inc., a closely-held family business which owns and operates nine retail pharmacies and a durable medical equipment company in Missouri. Mr. Hartwig has served on the TrueCare Advisory Council since 1999. He received his Bachelor of Science in Business Administration from Central Missouri State University.

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

Executive Officer Compensation

      The following table provides certain historical, summary information concerning compensation paid by us to our President and each additional executive officer whose salary and bonus exceeded an aggregate of $100,000 in the year ended December 31, 2003.

                           Summary Compensation Table

                                                                             Annual Compensation
                                                                             -------------------
                                                                                                        All other
    Name and Principal Position           Year              Salary                Bonus              Compensation(1)
    ---------------------------           ----              ------                -----              ---------------
Nick Smock..........................      2003             $181,650              $36,000                  $1,541
President/CEO                             2002             $182,280              $30,000                  $ 863
                                          2001             $180,900              $30,000                  $1,680

Clark Balcom........................      2003             $155,785              $30,874                  $1,761
Vice President - IT & Operations,         2002             $154,333              $26,000                  $1,441
COO                                       2001             $150,850              $26,000                  $1,680

Donald Raby.........................      2003             $88,486               $13,400                  $1,346
Vice President - Finance/HR               2002                -                     -                       -
CFO                                       2001                -                     -                       -

Robert Breaman......................      2003             $131,192              $26,000                  $1,785
Vice President - Sales                    2002             $123,809              $15,000                  $ 639
                                          2001             $100,355               $8,000                    -

----------
(1) Consists of contributions made on behalf of the named executive officer to The registrant's 401(k) Plan.


Employment Agreement

      We have an employment agreement with Nick Smock pursuant to which Mr. Smock acts as our President/CEO. The agreement expires on December 31, 2005, but the board and Mr. Smock may renew or extend the term of the agreement for one or more years. We can terminate the agreement prior to expiration for cause, upon vote of at least 75% of the directors on our board and payment of 120 days' salary to Mr. Smock. Mr. Smock also may terminate the agreement prior to December 31, 2005 upon 60 days' written notice. During the period of his employment, Mr. Smock will receive an annual salary of $180,000, as adjusted for inflation based on the Consumer Price Index.

      We also have an employment agreement with Don Raby pursuant to which Mr. Raby acts as our Vice President, Finance and Human Resources and our Chief Financial Officer. The agreement expires on December 31, 2004, but the board and Mr. Raby may renew or extend the term of agreement for one or more years. We can terminate the agreement prior to December 31, 2004 for cause upon vote of at least 75% of the directors on our board and payment of 120 days' salary to Mr. Raby. Mr. Raby also may terminate the agreement prior to December 31, 2004 upon 60 days' written notice.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2003 by:

      o     each of our directors;

      o     each of our named executive officers; and

      o     all of our directors and executive officers as a group.

No shareholder owns more than 7% of our outstanding common stock. We have no options or warrants outstanding. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                                                        Number of Shares of
                                                            Common Stock             Percent of Common Stock
Name and Address of Beneficial Owner (1)                 Beneficially Owned                Outstanding
----------------------------------------                 ------------------                -----------
Michael Burns...........................                         204                          2.9%
Nick Smock..............................                           1                            *
Donald Raby.............................                           1                            *
Gene Forrester..........................                          88                          1.3%
James Erickson..........................                         431                          6.2%
Charles Miller..........................                          28                            *
John Raniero............................                          64                            *
Phil Rozell.............................                          48                            *
Brian Bates.............................                           2                            *
Quincy Stephenson.......................                          20                            *
Carlos Solis............................                           4                            *
David Dubose............................                          20                            *
Clark Balcom............................                           1                            *
Mike Bellesine..........................                          76                          1.1%
Scott Hartwig...........................                           4                            *
All of our directors and executive
officers as a group (14 persons)........                         992                         14.3%

----------
*     Less than 1%.

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

(b)   Changes in Internal Controls

                  We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the year ended December 31, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.


ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Exhibits:

      --------------------------------------------------------------------------
        Exhibit
        Number                       Description of Document
      --------------------------------------------------------------------------
          2.1 Agreement and Plan of Reorganization among the registrant, Texas Pharmacy Co-op, Inc. and Pharmacy Consolidation Corp. dated November 3, 2000 (1)

          3.1       Articles of Incorporation of the registrant (1)

          3.2       Amendment to Articles of Incorporation of the registrant (1)

          3.3       Second Amended and Restated Bylaws of the registrant (1)

          4.1       Specimen Common Stock Certificate of the registrant (1)

          4.2 Article VIII of the Second Amended and Restated Bylaws of the registrant, which defines the rights of holders of the securities being registered (included in Exhibit
                    3.3 above) (1)

         10.1 Employment Agreements between the registrant and Nick Smock and Don Raby dated November 10.1 29, 2000 and September 12, 2002, respectively (1)

         10.2 Net Lease dated May 18, 2001 between the registrant and Bob Campbell d/b/a Shady Properties (1)

         10.3 Lease Agreement dated July 7, 1999 between the registrant and Enterprise Properties, L.L.C. (1)

         10.4 First Amendment to Lease dated April 4, 2000 between registrant and Enterprise Properties, L.L.C. (1)

         10.5 Improved Property Commercial Lease dated August 1, 2000 between Texas Pharmacy Co-op, Inc. and Carl A. Parker (1)

         21.1       List of subsidiaries of the registrant (1)

         23.1 Report of Independent Auditors, House Park & Dobratz, P.C. (included in Item 8 above) (2)

         99.1 Certification of CEO and CFO relating to Periodic Report containing Financial Statements (2)


      (1) Previously filed as an exhibit to the Form 10 Registration Statement filed on April 30, 2002 (Commission File No. 000-49785).

      (2) Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, State of Missouri, on March 30, 2004.

                                              Pharmacy Buying Association, Inc.


                                              By: /s/ Donald E. Raby II
                                                  ----------------------------
                                                  Donald E. Raby II
                                                  Vice President
                                                  Chief Financial Officer


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated.

Signature                               Capacity                                    Date

/s/ Mike Burn
-------------------------------
Michael Burns                           Chairman, Director                          March 30, 2004

/s/ Nick Smock
-------------------------------
Nick Smock                              President, CEO                              March 30, 2004

/s/ Don Raby
-------------------------------
Donald Raby                             Vice President, CFO                         March 30, 2004

/s/ Gene Forrester
-------------------------------
Gene Forrester                          Director                                    March 30, 2004

/s/ Steve Erickson
-------------------------------
Steve Erickson                          Director                                    March 30, 2004

/s/ Mike Miller
-------------------------------
Mike Miller                             Director                                    March 30, 2004

/s/ John Raniero
-------------------------------
John Raniero                            Director                                    March 30, 2004

/s/ Phil Rozell
-------------------------------
Phil Rozell                             Director                                    March 30, 2004

/s/ Quincy Stephenson
-------------------------------
Quincy (Steve) Stephenson               Vice Chairman, Director                     March 30, 2004

/s/ Carlos Solis
-------------------------------
Carlos Solis                            Director                                    March 30, 2004


/s/ David Dubose
-------------------------------
David Dubose                            Director                                    March 30, 2004

/s/ Brian Bates
-------------------------------
Brian Bates                             Director                                    March 30, 2004

/s/ Mike Bellesine
-------------------------------
Mike Bellesine                          Director                                    March 30, 2004

/s/ Scott Hartwig
Scott Hartwig                           Director                                    March 30, 2004