Form 10-Q
period 2004-03-31
PHARMACY BUYING ASSOCIATION INC
filed 2004-05-17
CIK 1070110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

At March 31, 2004, 6,724 shares of common stock, $1.00 par value, of the registrant were outstanding.

Total number of pages 20.

                        Pharmacy Buying Association, Inc.
                                 INDEX FORM 10-Q

Part I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003

           Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited)

           Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited)

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

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                          INDEX TO FINANCIAL STATEMENTS

Consolidated financial statements:

            Consolidated balance sheets as of March 31, 2004 (unaudited) and December 31, 2003

            Consolidated statements of operations for the three months ended March 31, 2004 and 2003 (unaudited)

            Consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 (unaudited)

            Notes to consolidated financial statements (unaudited)

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                (Unaudited)       (Audited)
                                                                 March 31,       December 31,
                                                                   2004              2003
                                                                   ----              ----
Current assets:
   Cash in bank                                                 $ 2,294,010
   Accounts receivable                                            7,286,768      $ 7,068,561
   Inventories                                                    8,969,554       10,220,377
   Prepaid expenses                                                  57,273           32,938
   Deferred income taxes                                             79,000           79,000
                                                                -----------      -----------
                  Total current assets                           18,686,605       17,400,876

Investment                                                          500,000          500,000
Property and equipment                                              289,701          333,746
Goodwill                                                            229,144          229,144
Other assets                                                         17,890           17,890
                                                                -----------      -----------

                                                                $19,723,340      $18,481,656
                                                                ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Checks written in excess of cash in bank                                      $ 1,068,526
   Accounts payable                                             $12,666,315       10,474,830
   Accrued payroll                                                  157,825          115,618
   Obligation to acquire stock in treasury                          294,920          341,640
   Deferred revenue                                               1,169,305        1,308,160
   Income taxes payable                                             169,221           85,736
                                                                -----------      -----------
                  Total current liabilities                      14,457,586       13,394,510
                                                                -----------      -----------

Deferred income taxes                                                12,000           12,000
                                                                -----------      -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par; authorized 30,000 shares;
    issued and outstanding 6,724 and 6,920 shares,
    respectively                                                      6,724            6,920
   Retained earnings                                              5,247,030        5,068,226
                                                                -----------      -----------
                                                                  5,253,754        5,075,146
                                                                -----------      -----------

                                                                $19,723,340      $18,481,656
                                                                ===========      ===========

                 See notes to consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three months ended March 31,
                                                              2004               2003
                                                          ------------       ------------
Revenues:
   Distribution center (including revenues generated
    from businesses owned by members of the Board
    of Directors of $4,542,545 and $3,814,968 for
    the three months ended March 31, 2004 and 2003,
    respectively                                          $ 36,263,485       $ 36,694,049
   Participation programs and fees                             601,303            880,610
   Activity rebates and charges                              1,433,551          1,508,136
   Third party                                                  16,397             25,701
                                                          ------------       ------------
                                                            38,314,736         39,108,496
                                                          ------------       ------------
Cost of revenues:
   Distribution center                                      35,254,977         35,467,171
   Participation programs and fees                             284,756            205,343
   Activity rebates                                            984,492          1,327,988
                                                          ------------       ------------
                                                            36,524,225         37,000,502
                                                          ------------       ------------

Gross profit                                                 1,790,511          2,107,994
General and administrative expenses                          1,298,315          1,424,021
                                                          ------------       ------------

Income from operations                                         492,196            683,973
                                                          ------------       ------------

Other income (expense):
   Investment income                                             5,925              3,922
   Interest expense                                             (1,389)            (1,505)
                                                          ------------       ------------
                                                                 4,536              2,417
                                                          ------------       ------------

Income before income taxes                                     496,732            686,390
Income taxes                                                   203,660            280,590
                                                          ------------       ------------

Net income                                                $    293,072       $    405,800
                                                          ============       ============

Earnings per common share:
   Income available to common stockholders                $    293,072       $    405,800
   Weighted average shares outstanding,
    basic and diluted                                            6,819             11,157
                                                          ------------       ------------

   Basic and diluted earnings per share                   $      42.98       $      36.37
                                                          ============       ============

                See notes to consolidated financial statements.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three months ended March 31,
                                                                        ----------------------------
                                                                            2004              2003
                                                                            ----              ----
Cash flows from operating activities:
   Net income                                                           $   293,072       $   405,800
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation                                                            44,045            50,572
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (218,207)           24,844
       Inventories                                                        1,250,823        (1,071,770)
       Prepaid expenses                                                     (24,335)          (24,381)
       Checks written in excess of cash in bank                          (1,068,526)          246,058
       Accounts payable                                                   2,191,485         3,663,323
       Accrued payroll                                                       42,207            53,204
       Deferred revenue                                                    (138,855)          (62,124)
       Income taxes payable                                                  83,485          (101,040)
                                                                        -----------       -----------
                  Net cash provided (used) by operating activities        2,455,194         3,184,486
                                                                        -----------       -----------

Cash flows from investing activities, purchase of property
 and equipment                                                                   --           (17,788)
                                                                        -----------       -----------

Cash flows from financing activities:
   Payments on bank line of credit                                                         (3,000,000)
   Acquisition and cancellation of treasury stock                          (114,464)         (166,698)
   Reduction in obligation to acquire stock in treasury                     (46,720)
                                                                        -----------       -----------
                  Net cash used by financing activities                    (161,184)       (3,166,698)
                                                                        -----------       -----------

Net increase in cash                                                      2,294,010                --
Cash, beginning of period                                                        --                --
                                                                        -----------       -----------

Cash, end of period                                                     $ 2,294,010              ($--)
                                                                        ===========       ===========

Supplemental disclosures of cash flow information:
   Cash transactions during the period for:
     Interest paid                                                      $     1,389       $     1,505
                                                                        ===========       ===========

     Income taxes paid                                                  $   120,175       $   381,630
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

2.    New accounting pronouncements:

      Property and equipment:

            During December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. This Bulletin's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The issuance of this Bulletin did not impact the Company's accounting policy for revenue recognition.

            During December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106. This Statement revises disclosure requirements about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. In addition, the various elements of pension and other postretirement benefit costs must be disclosed on a quarterly basis. The annual disclosure provisions of SFAS No. 132 (revised 2003) generally are effective for fiscal years ending after December 15, 2003, while the interim disclosure provisions are effective for interim periods beginning after December 15, 2003. The adoption of SFAS No. 132 (revised
      2003) did not have a material impact on the Company's financial condition or results of operations.

                PHARMACY BUYING ASSOCIATION, INC. AND SUBSIDIARY
                             D/B/A TRUECARE PHARMACY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

3.    Accounts receivable:

                                           March 31,        December 31,
                                             2004              2003
                                             ----              ----

     Membership                           $ 1,149,231       $ 1,192,501
     Distribution center                    6,352,537         6,091,060
                                          -----------       -----------
                                            7,501,768         7,283,561
     Allowance for doubtful accounts         (215,000)         (215,000)
                                          -----------       -----------

                                          $ 7,286,768       $ 7,068,561
                                          ===========       ===========

4.    Property and equipment:

                                           March 31,        December 31,
                                             2004               2003
                                             ----               ----

     Furniture and fixtures               $   372,491       $   372,491
     Equipment                                730,570           730,570
     Software                                 402,809           402,809
                                          -----------       -----------
                                            1,505,870         1,505,870
     Accumulated depreciation              (1,216,169)       (1,172,124)
                                          -----------       -----------

                                          $   289,701       $   333,746
                                          ===========       ===========

      Depreciation expense, included in general and administrative expenses, was $44,045 and $50,572 for the three-month periods ended March 31, 2004 and 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

This discussion and analysis should be read in conjunction with management's discussion and analysis included in the Company's 10-K for the year ended December 31, 2003 and for the notes contained therein.

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

Results of Operation

The following discussion is based on our historical results of operations for the three months ending March 31, 2004 and 2003.

Comparison of Three Months ending March 31, 2004 and 2003

Revenues

Total Revenues. Total revenues for the three months ending March 31, 2004 decreased to $38.3 million from $39.1 million over the same period revenues in 2003. The decrease of $0.8 million is directly attributable to the loss of an endorsed wholesale-partner in the latter part of 2003 and the administrative fees and participation rebates associated with that wholesaler.

Distribution. Revenue from distribution held steady between 2003 and 2004 at $36.7 million in 1st Quarter 2003 versus $36.3 million in 1st Quarter 2004.

Activity Rebates and Charges. Revenues due to rebates and charges declined from $1.5 million for the three months ending March 31, 2003 to $1.4 million in the corresponding period of 2004. The 7% decrease was attributable to the loss of an endorsed wholesale-partner in the latter part of 2004 and the rebates that were generated by our member purchases through that wholesaler.

Participation Programs and Fees. For the three months ending March 31, 2004 revenues from participation programs and fees decreased by $0.28 million from the corresponding period in 2003. The decrease arose from the loss of an endorsed wholesale-partner in the latter part of 2004 and the corresponding administrative fees from that wholesaler.

Third Party. Revenues from third party operations, which are shown net of expenses, decreased by approximately $9,000 for the three months ending March 31, 2004 from the same period in 2003. The decrease arose from an increase in expenses associated with a renewed effort in the Managed Care market.

Cost of Revenues

Distribution Center. Costs of goods sold through the distribution center held steady at $35.3 million for the three months ending March 31, 2004 versus $35.5 million in 2003.

Activity Rebates. Rebates decreased from $1.33 million in the first three months of 2003 to $0.98 million in the corresponding period of 2004. The 26% decrease in rebates stems from the loss of an endorsed wholesale-partner in the latter part of 2003 and the corresponding loss of rebates payable to our members.

Participation Programs and Fees. Expenses associated with our programs increased slightly for the three months ending March 31, 2004 compared to the same period in 2003. The increase of $80,000 is due to costs associated with our 2003 Annual Conference held in March of 2003.

General and Administrative. General and administrative expenses decreased by $126,000 for the three months ending March 31, 2004 compared to the same period in 2003. The decrease of 9% from $1.42 million to $1.29 million is mostly attributable to a decrease in legal fees and salaries.

Income from Operations. Net income from operations decreased by $0.191 million from $0.68 million for the three months ending March 31, 2003 to $0.49 million for the same period in 2004. This 28% decrease is attributable to a decrease in the overall revenue streams of the company. This decrease in revenues was partially offset by a decrease in the level of general and administrative expenses.

Income Taxes. Income tax expense for the three months ending March 31, 2003 decreased from $0.28 million to $0.20 million for the same period in 2004. The decrease follows directly from a decrease in our taxable income and lower profitability mentioned above.

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

For the three months ending March 31, 2004:

      o Net cash provided by (used by) operations was $2.455 million, compared to $3.184 million for the same period in 2003. The increase in 2004 was primarily due to a substantial increase in accounts payable to trade vendors and an increase in cash from inventory liquidation. We anticipate that these trends will continue as we work to finance additional inventory through increasing lines of credit and credit terms with our vendor-partners.

      o Net cash (used by) investing activities was $0 in 2004, compared to ($18,000) in the same period in 2003. The change was primarily attributable to no new purchases of property and equipment in 2004 as opposed to 2003.

      o Net cash provided by (used by) financing activities was ($0.16 million), compared to ($3.166 million) for the same period in 2003. The significant decrease in cash usage in 2003 was primarily for the repayment of a $3 million borrowing against our line of credit. In addition we continued to repurchase our common stock.

We have a $5 million line of credit and a $2 million additional seasonal extension from November 1 through February 1 (the "Credit Agreement") with Bank of America, N.A. that expires on November 28, 2004. Borrowings under the Credit Agreement bear interest at the lender's prime rate, which was 4.00% as of March 31, 2004. The Credit Agreement imposes certain requirements on us, including the maintenance of a minimum tangible net worth. We accessed our line of credit from time to time during the quarter ended March 31, 2004. No monies were outstanding under the Credit Agreement as of March 31, 2004. We anticipate renewing the credit agreement or obtaining a new bank line of credit upon expiration of our current Credit Agreement.

Cash and cash equivalents as of March 31, 2004 were $2.3 million, up from $0 in cash and equivalents with $1.07 million in outstanding checks, as of March 31, 2003. We believe that our cash equivalents as of March 31, 2004, amounts available under the Credit Agreement, and operating cash flows will be sufficient to meet our anticipated debt service requirements, capital expenditure, and working capital needs at least through the next 12 months. Currently, our anticipated working capital expenditures are composed of ongoing day-to-day operations, including normal general and administrative expenses, maintenance of adequate inventory levels to satisfy our product orders, ongoing repurchases of our current common stock, and income taxes. If sales through our distribution center continue to grow, we will be using significant portions of our capital going forward to support increased product inventory levels. Except as set forth above, we do not currently anticipate incurring any expenses or capital expenditures outside the ordinary course of business.

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

The interest payable on our Credit Agreement is based on variable interest rates and is therefore affected by changes in market interest rates. While as of March 31, 2004, no amounts were outstanding under the Credit Agreement, to the extent interest rates rise when we do borrow money under the Credit Agreement, our interest expense will increase.

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

                                    Pharmacy Buying Association, Inc.


Date: May 17, 2004                  By: /s/ Donald E. Raby II
                                        ---------------------------------------
                                        Donald E. Raby II, CPA
                                        Vice President, Chief Financial Officer